Form 10-Q
period 1996-03-31
COMMERCIAL BANKSHARES INC
filed 1996-05-31
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996

Commission File Number 33-67254




                         COMMERCIAL BANKSHARES, INC.
            (Exact name of Registrant as specified in its charter)




           FLORIDA                                      65-0050176
(State or other jurisdiction of                       (IRS  Employer
 incorporation or organization)                       Identification No.)



               1550 S.W. 57th Avenue, Miami, Florida    33144
(Address of principal executive offices)            (Zip Code)


                            (305) 267-1200
          (Registrant's Telephone Number, including area code)



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X  No    .




CLASS                                           OUTSTANDING AT May 1, 1996

COMMON STOCK, $.08 PAR VALUE                    3,191,310 SHARES

                       T A B L E   O F  C O N T E N T S





PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           5

PART II     Item 6.     Exhibits and Reports on Form 8-K                      8

                        PART I - FINANCIAL INFORMATION

                         ITEM I - FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                (In Thousands)
                                  (Unaudited)

                                                     March 31,    December 31,
                                                        1996         1995
Assets:
      Cash and due from banks                         $ 14,056      $ 13,148
      Federal funds sold                                 5,680         7,399
        Total cash and cash equivalents                 19,736        20,547


      Investment securities available for sale
            (at aggregate fair value)                   88,602        86,081
      Investment securities held to maturity
            (aggregate market value of $131,805
              in 1996 and $139,820 in 1995)            130,521       137,322

      Loans, net                                        97,616        88,568
      Premises and equipment, net                       10,346        10,438
      Accrued interest receivable                        3,295         3,114
      Goodwill                                           7,322         7,478
      Other assets                                       1,098           369
          Total assets                                $358,536      $353,917

Liabilities and stockholders' equity:
      Deposits:
      Demand                                            50,825        48,995
      Savings                                           27,154        27,903
      Interest-bearing checking                         46,823        51,882
      Money market accounts                             41,686        39,970
      Time                                             129,310       131,164
          Total deposits                               295,798       299,914

      Securities sold under agreements to repurchase    21,836        13,238
      Accounts payable and accrued liabilities           1,323         1,541
      Accrued interest payable                             779           813
          Total liabilities                            319,736       315,506

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,191,310 issued and
          outstanding (3,189,810 in 1995)                  255           255
      Additional paid-in surplus                        28,599        28,583
      Retained earnings                                  9,360         8,594
      Unrealized holding gain on securities
          available for sale, net of tax                   586           979
          Total stockholders' equity                    38,800        38,411

          Total liabilities and stockholders' equity  $358,536      $353,917



                            See accompanying notes

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              for the three months ended March 31, 1996 and 1995
                      (In Thousands except Share Amounts)
                                  (Unaudited)
                                                         1996            1995
Interest income:
    Interest and fees on loans                         $ 2,113         $ 1,668
    Interest on investment securities                    3,434           3,875
    Interest on federal funds sold                         181             196
       Total interest income                             5,728           5,739

Interest expense:
    Interest on deposits                                 2,243           2,392
    Interest on securities sold under
      agreements to repurchase                             183             123
       Total interest expense                            2,426           2,515

Net interest income                                      3,302           3,224
Provision for loan losses                                    -               -
Net interest income after provision for loan losses      3,302           3,224

Other income:
    Service charges on deposit accounts                    375             383
    Other fees and service charges                          96              89
    Security gains                                           -               4
Total other income                                         471             476


Other expenses:
    Salaries and employee benefits                       1,385           1,224
    Occupancy expense                                      263             273
    Professional fees                                       69              60
    Furniture and equipment expense                        202             186
    Data processing                                        191             123
    FDIC Insurance                                         100             163
    Amortization of goodwill                               156             152
    Other                                                  373             527
       Total other expenses                              2,739           2,708

Income before income taxes                               1,034             992
Provision for income taxes                                 268             256
    Net Income                                           $ 766           $ 736


Earnings per common and common equivalent share           $.24            $.23

Weighted average number of shares and common
    equivalent shares                                3,213,601       3,206,424




                                  See accompanying notes

                        COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    for the three months ended March 31, 1996 and 1995
                                      (In Thousands)
                                        (Unaudited)

                                                                 1996              1995
Cash flows from operating activities:
Net income                                                     $   766           $   736

  Adjustments to reconcile net income
  to net cash provided by (used for)
  operating activities:
Depreciation, amortization, and accretion, net                     341              (245)
Gain on sale of investment securities                                -                (4)
Change in accrued interest receivable                             (181)           (1,152)
 Change in accrued interest payable                                (34)              (14)
 Change in accounts payable and accrued liabilities                 14              (263)
Other, net                                                        (729)              161
  Net cash provided by (used for) operating activities             177              (781)

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity                                              16,812             1,259
Proceeds from maturities of investment securities
  available for sale                                             4,000                 -
Proceeds from sales of investment securities
  available for sale                                                 -            26,871
Purchases of investment securities available for sale           (7,112)          (28,838)
 Purchases of investment securities held to maturity           (10,061)          (22,140)
Net change in loans                                             (9,041)              362
 Purchases of premises and equipment                               (84)             (251)

  Net cash used in investing activities                         (5,486)          (22,737)


Cash flows from financing activities:
Net change in demand, savings, interest-bearing
  checking, money market, and time deposit accounts             (4,116)           (1,707)
Net change in securities sold under agreements
  to repurchase                                                  8,598              (446)
Proceeds from issuance of stock                                     16                 -
  Net cash provided by (used in) financing activities            4,498            (2,153)


Decrease in cash and cash equivalents                             (811)          (25,671)
 Cash and cash equivalents at beginning of period               20,547            44,458
Cash and cash equivalents at end of period                    $ 19,736          $ 18,787

Supplemental disclosures:
  Interest paid                                               $    434          $    522

  Income taxes paid                                           $     35          $    246




                                  See accompanying notes

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual financial statements for the years ended December 31, 1995 and 1994, for Commercial Bankshares, Inc. (the "Company").

    All material intercompany balances and transactions have been eliminated.


2. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.



3.  PER SHARE DATA

    Earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents for 1996 and 1995 include the effect of all outstanding stock options, using the treasury stock method. Pursuant to the 1994 Performance Stock Option Plan and the 1994 Outside Director Stock Option Plan of the Company, stock options granted by the Board of Directors of the Company are outstanding and exercisable for the purchase of 96,000 and 20,000 common shares at prices of $10.55 and $14.25, respectively; options for the purchase of 27,000 shares at a price of $14.63 will be exercisable one year from the date of the grant, August 16, 1995. The exercise prices represent the fair market value of the common shares as of the date of the grant. All options are granted for a term of ten years. The Company gives no accounting recognition to the options until they are exercised, and there will be no compensation expense with regard to these options.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    In October 1993, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register for sale 977,500 shares of the Company's Common Stock (including 127,500 shares subject to underwriters' over-allotment option) at $11.50 per share. The SB-2 became effective October 5, 1993, at which time the sale of 850,000 shares of Common stock was consum-mated. On November 12, 1993, the additional 127,500 shares subject to the underwriters' over-allotment option were issued. From the approximately $10 million in net proceeds, $6.56 million was used to acquire certain deposit liabilities of Carteret Federal Savings Bank (Carteret) in November 1994. An additional $636,000 was used to pay dividends in December 1994 and December 1995. The remaining $2.8 million was invested and will be used for the possible acquisition of other financial institutions or branches, investment in the Company's wholly owned banking subsidiary, the possible payment of future dividends, working capital, and general corporate purposes, as needed.

    Cash and cash equivalents decreased from $20.5 million at December 31, 1995, to $19.7 million at March 31, 1996. This decrease was primarily a result of the decrease in federal funds sold.

    The source of the Company's funds is funds generated by the operations of the Bank. For banks, liquidity represents the ability to meet both loan commit-ments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns and maturities on investments and investments available for sale, and capital contributions by the Company. The available-for-sale investment security portfolio is $88.6 million. Gross loans at March 31, 1996, of $98.8 million increased by $9.0 million, or 10.0% over the year-end 1995 level.

    In accordance with risk based capital guidelines issued by the FRB, the Company is required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 21.74%, 22.58%, and 8.61%, respectively, as of March 31, 1996.


RESULTS OF OPERATIONS

    The Company's net income reported for the quarter ended March 31, 1996, was approximately $766,000 or $.24 per share, compared to net income reported for the quarter ended March 31, 1995, of approximately $736,000 or $.23 per share.

     The Company's net interest income increased by $78,000 or 2.4% in March 1996 from the corresponding quarter in 1995. Growth in the loan portfolio resulted in an improved interest spread, thus contributing to the rise in net interest income, which was partially offset by an increase in salary and data processing expenses. The net interest margin increased from 3.93% for the first quarter of 1995 to 4.14% for the corresponding quarter in 1996, or 21 basis points.

     FDIC insurance expense decreased for the first quarter of 1996 from the same period in 1995 by $63,000 or 39%. This decrease was a result of an adjust-ment to the FDIC insurance premium rate in September 1995, when the Bank Insurance Fund (BIF) became fully funded. The current BIF premium is a flat annual fee of $2,000; the premium for the first quarter of 1995 was $.0575 per $100 in deposits. Premiums for the Savings Association Insurance Fund
(SAIF) were unchanged from the first quarter of 1995 to the first quarter of 1996, at $.0575 per $100 in deposits.

    Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at March 31, 1996, was sufficient to absorb potential losses in the loan portfolio.


The following table sets forth an analysis of the activity in the Bank's allowance for loan losses for the periods indicated:

                    At March 31                         At December 31

                          1996        1995        1994        1993        1992        1991
Average net loans
outstanding during
the period              $92,069     $75,163     $65,694     $50,937     $48,005     $43,514

Total net loans at
period end              $97,616     $88,568     $70,594     $55,416     $51,178     $46,527

Beginning balance
of allowance for
loan losses             $ 1,199     $ 1,305     $ 1,002     $ 1,003     $   968     $   997

Loans charged-off:
Commercial & financial       -          182          26          39         487         369
Real estate mortgage         -           60          52         166          53         145
Credit cards                 -            5           2           1          83           5
Installment & and other       6          54          28          16          10          27

Total loans charged-off       6         301         108         222         633         546

Recoveries of loans
previously charged-off:
Commercial & financial        -          95         365          46          16         130
Real estate mortgage          -           -           1          27           8          15
Credit cards                  -           9           8           9          29          21
Installment and other         3          11          34          15          21          39

Total recoveries              3         115         408          97          74         205

Net loans charged-off
(recoveries)                  3         186        (300)        125         559         341

Provisions for loan losses    -          80           3         124         532         312
Addition to reserve for
acquired loans                -           -           -           -          62           -

Balance at period end   $ 1,196     $ 1,199     $ 1,305     $ 1,002     $ 1,003     $   968

Net charge-offs
(recoveries) during
period to average
net loans                  .00%        .25%       (.46%)       .25%       1.16%        .78%

Allowance as a percentage of
non-performing loans    956.80%     261.79%     247.16%     177.03%      87.60%      83.23%

The allowance for loan losses was approximately $1,196,000 (or 1.21% of total loans) at March 31, 1996, as compared with $1,199,000 (or 1.34% of total loans) at year end 1995. The Company actively pursues collection of past due loans. There are no known loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

In evaluating the adequacy of the allowance for loan losses, management con-siders the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The Company's non-performing assets are presented for the dates indicated below:
                    At March 31                         At December 31

                          1996        1995        1994        1993        1992        1991
Non-accrual loans:
Commercial & financial  $    -      $    -      $    -      $    -      $    -      $    -

Real estate mortgage       125         458         528         566       1,058         984

Total non-accrual loans    125         458         528         566       1,058         984

Accruing loans
contractually past due
90 days or more              -           -           -           -          87         179

Total non-performing
loans                      125         458         528         566       1,145       1,163

Other real estate owned    458           -           -         197         242         325

Total non-performing
assets                  $  583      $  458      $  528      $  763      $1,387      $1,488

Total non-performing
assets to total assets    .16%        .13%        .15%        .29%        .51%        .96%


The Company had one non-accrual loan of $125,000 at March 31, 1996. No interest income was recognized on the non-accrual loans to date in 1996 or in 1995. If these loans were on full accrual, additional interest income of approximately $1,650 would have been recorded during the first quarter of 1996. One property with a value of $458,000 was held in other real estate owned at March 31, 1996.

Based on these factors and the status of the loan portfolio, management believes the allowance for loan losses is adequate.


                          PART II - OTHER INFORMATION
                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K




(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.



(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
Senior Vice President &
       Treasurer



Date:   May 1, 1996

                                  Exhibit 11


COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES




The computation of earnings per common and common equivalent share is as follows:

                                                              Three Months Ended
                                                                   March 31,


                                                               1996          1995

Net Income (in thousands)                                    $  766        $  736


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....              3,190,552     3,179,810
    Common stock equivalents from potential
      dilutive exercise of stock options....                 23,049        26,614
    Total shares included in computation of
      earnings per share....................              3,213,601     3,206,424

Earnings per common and common equivalent share:               $.24          $.23