Form 10-Q
period 1996-06-30
COMMERCIAL BANKSHARES INC
filed 1996-08-08
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1996

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




CLASS                                           OUTSTANDING AT August 8, 1996

COMMON STOCK, $.08 PAR VALUE                    3,193,810 SHARES

                       T A B L E   O F  C O N T E N T S





PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           7

PART II     Item 6.     Exhibits and Reports on Form 8-K                     11

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 1996, and December 31, 1995
                       (In Thousands, Except Share Data)
                                  (Unaudited)

                                                      June 30,    December 31,
                                                        1996          1995
Assets:
      Cash and due from banks                         $ 14,160      $ 13,148
      Federal funds sold                                 5,222         7,399
        Total cash and cash equivalents                 19,382        20,547


      Investment securities available for sale
            (at aggregate fair value)                   83,642        86,081
      Investment securities held to maturity
            (aggregate market value of $126,172
              in 1996 and $194,758 in 1995)            126,306       137,322

      Loans, net                                       104,834        88,568
      Premises and equipment, net                       10,221        10,438
      Accrued interest receivable                        2,821         3,114
      Goodwill                                           1,240         7,478
      Other assets                                       3,540           369
          Total assets                                $351,986      $353,917

Liabilities and stockholders' equity:
      Deposits:
      Demand                                            52,405        48,995
      Savings                                           26,220        27,903
      Interest-bearing checking                         44,539        51,882
      Money market accounts                             39,438        39,970
      Time                                             124,877       131,164
          Total deposits                               287,479       299,914

      Securities sold under agreements to repurchase    25,917        13,238
      Accounts payable and accrued liabilities           1,455         1,541
      Accrued interest payable                             666           813
          Total liabilities                            315,517       315,506

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,193,810 issued and
          outstanding (3,189,810 in 1995)                  256           255
      Additional paid-in surplus                        28,625        28,583
      Retained earnings                                  6,117         8,594
      Unrealized holding gain on securities
          available for sale, net of tax                 1,471           979
          Total stockholders' equity                    36,469        38,411

          Total liabilities and stockholders' equity  $351,986      $353,917


                            See accompanying notes

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               for the three months ended June 30, 1996 and 1995
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)
                                                         1996            1995
Interest income:
    Interest and fees on loans                         $ 2,307         $ 1,735
    Interest on investment securities                    3,373           3,973
    Interest on federal funds sold                         126             102
       Total interest income                             5,806           5,810

Interest expense:
    Interest on deposits                                 2,134           2,594
    Interest on securities sold under
      agreements to repurchase                             268             139
       Total interest expense                            2,402           2,733

Net interest income                                      3,404           3,077
Provision for loan losses                                  230               -
Net interest income after provision for loan losses      3,174           3,077

Other income:
    Service charges on deposit accounts                    418             425
    Other fees and service charges                         114              74
    Security gains                                         217               -
Total other income                                         749             499


Other expenses:
    Salaries and employee benefits                       1,396           1,280
    Occupancy expense                                      263             259
    Professional fees                                       61              61
    Furniture and equipment expense                        205             189
    Data processing                                         94             160
    FDIC Insurance                                          86             164
    Amortization of goodwill                               156             152
    Charge for goodwill impairment                       5,926               -
    Other                                                  556             381
       Total other expenses                              8,743           2,646

Income (loss) before income taxes                       (4,820)            930
Provision for (benefit from) income taxes               (1,898)            237
    Net Income (Loss)                                  ($2,922)          $ 693

Earnings (loss) per common
    and common equivalent share                          ($.91)           $.22

Weighted average number of shares and common
    equivalent shares                                3,214,056       3,208,067



                                  See accompanying notes

                        COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      for the six months ended June 30, 1996 and 1995
                       (Dollars in Thousands, Except Per Share Data)
                                        (Unaudited)
                                                         1996            1995
Interest income:
    Interest and fees on loans                         $ 4 420         $ 3,403
    Interest on investment securities                    6,807           7 848
    Interest on federal funds sold                         307             298
       Total interest income                            11,534          11,549

Interest expense:
    Interest on deposits                                 4,377           4,986
    Interest on securities sold under
      agreements to repurchase                             451             261
       Total interest expense                            4,828           5,247

Net interest income                                      6,706           6,302
Provision for loan losses                                  230               -
Net interest income after provision for loan losses      6,476           6,302

Other income:
    Service charges on deposit accounts                    793             808
    Other fees and service charges                         210             162
    Security gains                                         217               4
Total other income                                       1,220             974


Other expenses:
    Salaries and employee benefits                       2,781           2,504
    Occupancy expense                                      526             532
    Professional fees                                      130             121
    Furniture and equipment expense                        407             375
    Data processing                                        285             283
    FDIC Insurance                                         186             327
    Amortization of goodwill                               312             305
    Charge for goodwill impairment                       5,926               -
    Other                                                  929             908
       Total other expenses                             11,482           5,355

Income (loss) before income taxes                       (3,786)          1,921
Provision for (benefit from) income taxes               (1,630)            492
    Net Income (Loss)                                  ($2,156)         $1,429

Earnings (loss) per common
    and common equivalent share                          ($.67)           $.45

Weighted average number of shares and common
    equivalent shares                                3,213,521       3,207,246



                                  See accompanying notes

                        COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the six months ended June 30, 1996 and 1995
                                      (In Thousands)
                                        (Unaudited)

                                                     1996              1995
Cash flows from operating activities:
Net income (loss)                                ($ 2,156)        $   1,429
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Provision for loan losses                             230                 -
Impairment charge                                   5,926                 -
Depreciation, amortization, and accretion, net        668              (326)
Gain on sale of investment securities                (217)               (4)
Change in accrued interest receivable                 293            (1,217)
Change in accrued interest payable                   (147)              136
Change in accounts payable and accrued liabilities     97              (902)
Other, net                                         (3,222)              512
  Net cash provided by (used in) operating
  activities                                        1,472              (372)

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity                                 20,990             4,532
Proceeds from maturities of investment securities
  available for sale                               17,000                 -
Proceeds from sales of investment securities
  available for sale                               13,181            47,867
Purchases of investment securities available
  for sale                                        (27,112)          (44,603)
Purchases of investment securities held
  to maturity                                     (10,061)          (22,139)
Net change in loans                               (16,467)           (2,213)
Purchases of premises and equipment                  (134)           (1,240)

  Net cash used in investing activities            (2,603)          (17,796)


Cash flows from financing activities:
Net change in demand, savings, interest-bearing
  checking, money market, and time deposit accts  (12,435)           (1,471)
Net change in securities sold under agreements
  to repurchase                                    12,679                46
Dividends paid                                       (321)                -
Proceeds from issuance of stock                        43                 -
  Net cash provided by (used in) financing
  activities                                          (34)           (1,425)


Decrease in cash and cash equivalents              (1,165)          (19,593)
Cash and cash equivalents at beginning of period   20,547            44,458
Cash and cash equivalents at end of period       $ 19,382          $ 24,865

Supplemental disclosures:
  Interest paid                                  $    779          $  1,014

  Income taxes paid                              $    550          $    571

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


2. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial statements. The results of operations for the three- and six-month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.


3.  CHARGE FOR GOODWILL IMPAIRMENT

On October 28, 1994, the Company acquired five branches of the former Carteret Federal Savings Bank (the "Carteret Branches") from the Resolution Trust Corporation ("RTC"). The Company purchased $437,000 of assets, assumed $114 million of deposits, and received cash of approximately $107 million, net of a "premium" paid of approximately $6.7 million. This premium was recorded as goodwill as of the date of the acquisition. The Company's policy is to amortize goodwill on a straight line basis over 15 years and to periodically evaluate whether events or circumstances have occurred that would result in impairment in the value or life of goodwill, based on historical and future earnings and cash flow projections.

Since the date of acquisition, the Carteret Branches have not performed to levels anticipated at the time of the acquisition, primarily reflecting: (1) significant deposit attrition; (2) fixed operating expenses in excess of planned levels; and (3) a low percentage of interest-earning assets invested in loans. The Company's initial bid price of $6.7 million was based on the deposit base of the Carteret Branches of $131 million. This deposit base, which consisted principally of certificates of deposit, has steadily decreased to a level of $81 million as of June 30, 1996. The operating expenses related to the Carteret Branches have also exceeded plan levels, specifically in the areas of data processing (reflecting the unexpected costs of conversion), per-sonnel, and advertising (reflecting the costs associated with attempting to limit deposit attrition). Finally, branch profitability has also been adversely impacted by the Company's low percentage of interest-earning assets invested in loans (23% of average deposits) versus investment securities (74% of average deposits). The funds acquired from the RTC were not immediately needed to fund loans; thus the new monies were invested in lower-yielding securities.

During the second quarter of 1996 and as a result of the conditions described above, the Company determined that goodwill associated with the Carteret Branches was totally impaired, thus necessitating a full write-off of the remaining balance of approximately $5.9 million. In determining the impair-ment, management evaluated recoverability of goodwill based on forecasts of earnings and cash flows, relative to the Carteret Branches, over the expected remaining benefit period of 14 years. These forecasts, which represent management's best estimate of the future, project continued losses and negative cash flows through 1999 and aggregate undiscounted positive cash flows of approximately $1.1 million. The Company measured impairment based on discounted cash flows, using a discount rate reflecting the Company's long-term risk-free rate of return.


4.  PER SHARE DATA

    Earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstand-ing. Common share equivalents for 1996 and 1995 include the effect of all outstanding stock options, using the treasury stock method.

5.  NEWLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," became effective for years beginning after December 15, 1995. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the new fair value accounting rules. Additional disclosures are required under the new pronouncement, regardless of which method is used to measure compensation. Company management has decided not to adopt the new fair value rules; therefore FAS 123 will have no impact on the financial statements.

6.  EXCHANGE OF STOCK IN PRIME BANK

During the second quarter, as the result of a merger, the Company's common stock in Prime Bank was exchanged for common stock of SouthTrust Corporation, result-ing in a write-up of the investment, per Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to $1,998,000. The investment is categorized as "available for sale"; therefore, fluctuations in the market value are recorded as unrealized gains/losses in a separate component of stockholders' equity. The effect on stockholders' equity of the SouthTrust/Prime Bank merger was an increase of $1.52 million, net of tax.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net loss reported for the quarter ended June 30, 1996, was approximately $2,922,000 or $.91 per share, compared to net income reported for the quarter ended June 30, 1995, of approximately $693,000 or $.22 per share. The loss for the second quarter of 1996 is related to a one-time non-cash charge of $3.73 million, net of tax, for the impairment of goodwill. During the second quarter, the Company evaluated the appropriateness of continuing to carry goodwill from the 1994 acquisition of five branches of Carteret Federal Savings from the Resolution Trust Corporation. These branches have experienced significant deposit attrition and have been unable to earn reasonable returns. After analysis, including undiscounted cash flows for each branch over the remaining life of the asset, and discounted cash flows using the company's risk-free rate of return, management concluded that the carrying value of the good-will could not be justified. Therefore, goodwill of $5.93 million was charged to income and eliminated from the Company's balance sheet. Refer to
Note 3 to the consolidated condensed financial statements for additional information regarding the goodwill impairment charge.

The Company's net interest income before the allowance for loan losses increased by $327,000 or 10.6% in June 1996 from the corresponding quarter in 1995.
Growth in the loan portfolio resulted in an improved interest spread, thus con-tributing to the rise in net interest income. The net interest margin in-creased from 3.87% for the second quarter of 1995 to 4.51% for the correspon-ding quarter in 1996, or 64 basis points.

FDIC insurance expense decreased for the second quarter of 1996 from the same period in 1995 by $78,000 or 48%. This decrease was a result of an adjustment to the FDIC insurance premium rate in September 1995, when the Bank Insurance Fund (BIF) became fully funded. The current BIF premium is a flat annual fee of $2,000; the premium for the second quarter of 1995 was $.0575 per $100 in deposits. Premiums for the Savings Association Insurance Fund (SAIF) were unchanged from the second quarter of 1995 to the second quarter of 1996, at $.0575 per $100 in deposits.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at June 30, 1996, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The following table sets forth an analysis of the activity in the Company's allowance for loan losses for the periods indicated:

                     At June 30                         At December 31

                          1996        1995        1994        1993        1992        1991
Average net loans
outstanding during
the period              $96,388     $75,163     $65,694     $50,937     $48,005     $43,514

Total net loans at
period end             $104,834     $88,568     $70,594     $55,416     $51,178     $46,527

Beginning balance
of allowance for
loan losses            $  1,199     $ 1,305     $ 1,002     $ 1,003     $   968     $   997

Loans charged-off:
Commercial & financial       55         182          26          39         487         369
Real estate mortgage         63          60          52         166          53         145
Credit cards                 -            5           2           1          83           5
Installment & and other      12          54          28          16          10          27

Total loans charged-off     130         301         108         222         633         546

Recoveries of loans
previously charged-off:
Commercial & financial        2          95         365          46          16         130
Real estate mortgage          2           -           1          27           8          15
Credit cards                  -           9           8           9          29          21
Installment and other         2          11          34          15          21          39

Total recoveries              6         115         408          97          74         205

Net loans charged-off
(recoveries)                124         186        (300)        125         559         341

Provisions for loan losses  230          80           3         124         532         312
Addition to reserve for
acquired loans                -           -           -           -          62           -

Balance at period end   $ 1,305     $ 1,199     $ 1,305     $ 1,002     $ 1,003     $   968

Net charge-offs
(recoveries) during
period to average
net loans                  .13%        .25%       (.46%)       .25%       1.16%        .78%

Allowance as a percentage of
non-performing loans    237.27%     261.79%     247.16%     177.03%      87.60%      83.23%

The allowance for loan losses was approximately $1,305,000 (or 1.23% of total loans) at June 30, 1996, as compared with $1,199,000 (or 1.34% of total loans) at year end 1995. The Company actively pursues collection of past due loans. There are no known loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

The Company's non-performing assets are presented for the dates indicated below:

                    At June 30                         At December 31

                          1996        1995        1994        1993        1992        1991
Non-accrual loans:
Commercial & financial  $   30      $    -      $    -      $    -      $    -      $    -

Real estate mortgage        62         458         528         566       1,058         984

Total non-accrual loans     92         458         528         566       1,058         984

Accruing loans
contractually past due
90 days or more              -           -           -           -          87         179

Total non-performing
loans                       92         458         528         566       1,145       1,163

Other real estate owned    458           -           -         197         242         325

Total non-performing
assets                  $  550      $  458      $  528      $  763      $1,387      $1,488

Total non-performing
assets to total assets    .16%        .13%        .15%        .29%        .51%        .96%


The Company had three non-accrual loans of $91,850 at June 30, 1996. No interest income was recognized on the non-accrual loans to date in 1996 or in 1995. If these loans were on full accrual, additional interest income of approximately $4,400 and $56,000 would have been recorded during 1996 and 1995, respectively. One property with a value of $458,244 was held in other real estate owned at June 30, 1996.

Based on these factors and the status of the loan portfolio, management believes the allowance for loan losses is adequate.


LIQUIDITY AND CAPITAL RESOURCES

 The source of the Company's liquidity is funds generated by the operations of Commercial Bank of Florida ("the Bank"), its totally owned subsidiary. For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns and maturities on investments and investments available for sale, and capital contributions by the Company. The available-for-sale investment security portfolio is $83.6 million. Gross loans at June 30, 1996, of $106.1 million increased by $16.3 million, or 18.2% over the year-end 1995 level.

Cash and cash equivalents decreased from $20.5 million at December 31, 1995, to $19.4 million at June 30, 1996. This decrease was primarily a result of the increase in the loan portfolio.

In accordance with risk based capital guidelines issued by the Federal Reserve Board, the Company is required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 21.72%, 22.56%, and 9.59%, respectively, as of June 30, 1996.

Note 6 to the Financial Statements discusses the effect on the Company's stockholders' equity of the exchange of common stock in Prime Bank for common stock in SouthTrust Corporation resulting from a merger of those corporations.


                          PART II - OTHER INFORMATION
                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K




(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.



(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
Senior Vice President &
       Treasurer



Date:   August 8, 1996

                                  Exhibit 11


COMPUTATION OF EARNINGS (LOSS)
 PER COMMON AND COMMON EQUIVALENT SHARE





The computation of earnings (loss) per common and common equivalent share is as follows:

                                                        Three Months Ended
                                                             June 30,
                                                          1996        1995

Net income (loss)(in thousands)                         ($2,922)     $  693

Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....          3,192,244   3,179,810
    Common stock equivalents from potential
      dilutive exercise of stock options....             21,812      28,257
    Total shares included in computation of
      earnings per share....................          3,214,056   3,208,067

Earnings (loss) per common and common equivalent
    share:                                                ($.91)       $.22

                                                        Six Months Ended
                                                             June 30,
                                                          1996        1995
Net income (loss)(in thousands)                         ($2,156)     $1,429

Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....          3,191,398   3,179,810
    Common stock equivalents from potential
      dilutive exercise of stock options....             22,123      27,436
    Total shares included in computation of
      earnings per share....................          3,213,521   3,207,246

Earnings (loss) per common and common equivalent share:   ($.67)       $.45