Form 10-Q
period 1996-09-30
COMMERCIAL BANKSHARES INC
filed 1996-10-31
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1996

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




CLASS                                           OUTSTANDING AT October 31, 1996

COMMON STOCK, $.08 PAR VALUE                    3,188,810 SHARES

                       T A B L E   O F  C O N T E N T S





PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           6

PART II     Item 6.     Exhibits and Reports on Form 8-K                     7

                        PART I - FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   September 30, 1996, and December 31, 1995
                       (In Thousands, Except Share Data)
                                  (Unaudited)


                                                  September 30,   December 31,
                                                        1996          1995
Assets:
      Cash and due from banks                         $ 15,598      $ 13,148
      Federal funds sold                                 2,615         7,399
        Total cash and cash equivalents                 18,213        20,547

      Investment securities available for sale
            (at aggregate fair value)                   71,938        86,081
      Investment securities held to maturity
            (aggregate market value of $118,789
              in 1996 and $139,820 in 1995)            118,297       137,322

      Loans, net                                       125,656        88,568
      Premises and equipment, net                       12,189        10,438
      Accrued interest receivable                        3,006         3,114
      Goodwill                                           1,195         7,478
      Other assets                                       3,135           369
          Total assets                                $353,629      $353,917

Liabilities and stockholders' equity:
      Deposits:
      Demand                                            52,852        48,995
      Savings                                           24,734        27,903
      Interest-bearing checking                         43,971        51,882
      Money market accounts                             42,124        39,970
      Time                                             121,124       131,164
          Total deposits                               284,805       299,914

      Securities sold under agreements to repurchase    28,940        13,238
      Accounts payable and accrued liabilities           2,467         1,541
      Accrued interest payable                             570           813
          Total liabilities                            316,782       315,506

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,188,810 issued and
          outstanding (3,189,810 in 1995)                  256           255
      Additional paid-in surplus                        28,625        28,583
      Retained earnings                                  6,383         8,594
      Unrealized holding gain on securities
          available for sale, net of tax                 1,650           979
      Treasury stock, at cost (5,000 shares)               (67)            -
          Total stockholders' equity                    36,847        38,411

          Total liabilities and stockholders' equity  $353,629      $353,917

                            See accompanying notes

                  COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            for the three months ended September 30, 1996 and 1995
                 (Dollars in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                         1996            1995
Interest income:

    Interest and fees on loans                         $ 2,674         $ 1,816
    Interest on investment securities                    3,189           3,898
    Interest on federal funds sold                         116             169
       Total interest income                             5,979           5,883

Interest expense:
    Interest on deposits                                 2,060           2,668
    Interest on securities sold under
      agreements to repurchase                             317             138
       Total interest expense                            2,377           2,806

Net interest income                                      3,602           3,077
Provision for loan losses                                  200               -
Net interest income after provision for loan losses      3,402           3,077

Other income:
    Service charges on deposit accounts                    460             431
    Other fees and service charges                         183              79
    Security gains                                           3               -
Total other income                                         646             510


Other expenses:
    Salaries and employee benefits                       1,415           1,289
    Occupancy expense                                      265             287
    Professional fees                                       88              43
    Furniture and equipment expense                        193             181
    Data processing                                        165             187
    FDIC Insurance                                          95             123
    SAIF assessment                                      1,138               -
    Amortization of goodwill                                45             152
    Other                                                  400             361
       Total other expenses                              3,804           2,623

Income before income taxes                                 244             964
Provision for (benefit from) income taxes                  (22)            238
    Net Income                                          $  266          $  726

Earnings per common
    and common equivalent share                           $.08            $.23

Weighted average number of shares and common
    equivalent shares                                3,214,010       3,224,571

                                  See accompanying notes

                        COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   for the nine months ended September 30, 1996 and 1995
                       (Dollars in Thousands, Except Per Share Data)
                                        (Unaudited)

                                                         1996            1995
Interest income:
    Interest and fees on loans                         $ 7,094         $ 5,219
    Interest on investment securities                    9,996          11,746
    Interest on federal funds sold                         423             467
       Total interest income                            17,513          17,432

Interest expense:
    Interest on deposits                                 6,437           7,654
    Interest on securities sold under
      agreements to repurchase                             768             399
       Total interest expense                            7,205           8,053

Net interest income                                     10,308           9,379
Provision for loan losses                                  430               -
Net interest income after provision for loan losses      9,878           9,379

Other income:
    Service charges on deposit accounts                  1,253           1,239
    Other fees and service charges                         393             240
    Security gains                                         220               4
Total other income                                       1,866           1,483


Other expenses:
    Salaries and employee benefits                       4,196           3,793
    Occupancy expense                                      791             819
    Professional fees                                      218             165
    Furniture and equipment expense                        600             556
    Data processing                                        450             470
    FDIC Insurance                                         281             449
    SAIF assessment                                      1,138               -
    Amortization of goodwill                               357             457
    Charge for goodwill impairment                       5,926               -
    Other                                                1,329           1,268
       Total other expenses                             15,286           7,977

Income (loss) before income taxes                       (3,542)          2,885
Provision for (benefit from) income taxes               (1,652)            730
    Net Income (Loss)                                  ($1,890)         $2,155

Earnings (loss) per common
    and common equivalent share                          ($.59)           $.67

Weighted average number of shares and common
    equivalent shares                                3,214,064       3,219,476

                                  See accompanying notes

                        COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                   for the nine months ended September 30, 1996 and 1995
                                      (In Thousands)
                                        (Unaudited)


                                                        1996              1995
Cash flows from operating activities:
Net income (loss)                                   ($ 1,890)         $  2,155
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Provision for loan losses                                430                 -
Impairment charge                                      5,926                 -
Depreciation, amortization, and accretion, net           856              (614)
Gain on sale of investment securities                   (220)               (4)
Change in accrued interest receivable                    108            (1,487)
Change in accrued interest payable                      (243)              122
Change in accounts payable and accrued liabilities     1,003              (839)
Other, net                                            (3,067)              611
  Net cash provided by (used in) operating activities  2,903               (56)

Cash flows from investing activities:
Proceeds from maturities of investment securities
  held to maturity                                    24,568            12,024
Proceeds from maturities of investment securities
  available for sale                                  29,000                 -
Proceeds from sales of investment securities
  held to maturity                                     4,677                 -
Proceeds from sales of investment securities
  available for sale                                  18,159            58,867
Purchases of investment securities
 available for sale                                  (32,112)          (53,617)
Purchases of investment securities held to maturity  (10,061)          (27,134)
Net change in loans                                  (37,456)           (5,581)
Purchases of premises and equipment                   (2,260)           (1,469)

  Net cash used in investing activities               (5,485)          (16,910)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing
  checking, money market, and time deposit accounts  (15,109)           (6,660)
Net change in securities sold under agreements
  to repurchase                                       15,702               482
Dividends paid                                          (321)                -
Proceeds from issuance of stock                           43                79
Purchase of treasury stock                               (67)                -
  Net cash provided by (used in) financing activities    248            (6,099)

Decrease in cash and cash equivalents                 (2,334)          (23,065)
Cash and cash equivalents at beginning of period      20,547            44,458
Cash and cash equivalents at end of period          $ 18,213          $ 21,393

Supplemental disclosures:
  Interest paid                                     $  1,126          $  1,466

  Income taxes paid                                 $    700          $    625

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


2. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary for a fair presentation of the financial statements. The results of operations for the three- and nine-month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


3.  SPECIAL ASSESSMENT BY THE FDIC

    On September 30, 1996, the President signed legislation that requires thrift institutions and banks that have acquired deposits insured by the Savings Association Insurance Fund (SAIF) to make a one-time payment to the Federal Deposit Insurance Corporation (FDIC) to bring the SAIF fund up to the required
1.25 per cent reserve ratio. It has been estimated that this special assessment will be 65.7 cents per $100 of SAIF deposits. The Company acquired such deposits by acquiring branches of three failed savings institutions from the Resolution Trust Corporation (RTC). Based on its estimate of the assessment to be imposed, the Company recorded an accrued expense of approximately $1.1 million, pre-tax, during the quarter ended September 30, 1996.


4.  CHARGE FOR GOODWILL IMPAIRMENT

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

Since the date of acquisition, the Carteret Branches have not performed to levels anticipated at the time of the acquisition, primarily reflecting: (1) significant deposit attrition; (2) fixed operating expenses in excess of planned levels; and (3) a low percentage of interest-earning assets invested in loans. The Company's initial bid price of $6.7 million was based on the deposit base of the Carteret Branches of $131 million. This deposit base, which consisted principally of certificates of deposit, had steadily decreased to a level of $81 million as of June 30, 1996. The operating expenses related to the Carteret Branches have also exceeded plan levels, specifically in the areas of data processing (reflecting the unexpected costs of conversion), personnel, and advertising (reflecting the costs associated with attempting to limit deposit attrition). Finally, branch profitability has also been adversely impacted by the Company's low percentage of interest-earning assets invested in loans versus investment securities. The funds acquired from the RTC were not immedi-ately needed to fund loans; thus the new monies were invested in lower-yield-ing securities.

During the second quarter of 1996, as a result of the conditions described above, the Company determined that the goodwill associated with the Carteret Branches was totally impaired, thus necessitating a full write-off of the remaining balance of approximately $5.9 million.


5.  PER SHARE DATA

    Earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstand-ing. Common share equivalents for 1996 and 1995 include the effect of all outstanding stock options, using the treasury stock method.

   ________________________________________________________________________


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 1996, was approximately $266,000, or $.08 per share, after a one-time assessment of $717,000, net of tax, by the FDIC to bring the SAIF fund up to the required level. This compares to net income reported for the quarter ended September 30, 1995, of approximately $726,000, or $.23 per share. See Note 3 to the consolidated condensed financial statements for additional information on the SAIF assessment.

The year-to-date loss for 1996 is related to the one-time non-cash charge of $3.73 million, net of tax, for the impairment of goodwill, recorded during the second quarter, and to the SAIF assessment. See Note 4 to the consolidated condensed financial statements for additional information regarding the goodwill impairment charge.

The Company's net interest income before the allowance for loan losses increased by $525,000, or 17.1%, in the third quarter from the corresponding quarter in 1995. Growth in the loan portfolio resulted in an improved interest spread, thus contributing to the rise in net interest income. The net interest margin increased from 4.10% for the third quarter of 1995 to 4.68% for the corres-ponding quarter in 1996, or 58 basis points.

FDIC insurance expense decreased by $28,000, or 29%, for the third quarter of 1996, and $168,000, or 60%, for the nine months ended September 30, 1996, from the corresponding periods in 1995. The decrease in the annual premium was the result of an adjustment to the FDIC insurance premium rate in September 1995, when the Bank Insurance Fund (BIF) became fully funded. The current BIF premium is a flat annual fee of $2,000; the premium for the third quarter of 1995 was $.0575 per $100 in deposits. Premiums for the SAIF were unchanged from the third quarter of 1995 to the third quarter of 1996, at $.0575 per $100 in deposits.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at September 30, 1996, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $1,510,000 (or 1.19% of total loans) at September 30, 1996, as compared with $1,199,000 (or 1.34% of total loans) at year end 1995. The Company actively pursues collection of past due loans. There are no known loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

The Company had two non-accrual loans of $86,851 at September 30, 1996. No interest income was recognized on the non-accrual loans to date in 1996 or in 1995. If these loans were on full accrual, additional interest income of approximately $8,600 and $53,000 would have been recorded during 1996 and 1995, respectively. One parcel of other real estate owned, with a book value of $458,244, was sold at a profit during the three months ended September 30, 1996.

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

The Company's liquidity at September 30, 1996, consisted of $18.2 million in cash and equivalents and $71.9 million in available-for-sale investments, for a total of $90.1 million, compared with a total of $106.6 million at year-end 1995, a decrease of approximately $16.5 million. Sales and maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $19.2 million since year-end. The funds provided by the decreases in those assets were invested in loans. Gross loans at September 30, 1996, of $127.2 million increased by $37.5 million, or 41.2% over the year-end 1995 level. The total of deposits and securities sold under agreements to repurchase, $313.7 million at September 30, 1996, was nearly unchanged from that at year-end, $313.2 million.

In accordance with risk based capital guidelines issued by the Federal Reserve Board, the Company is required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 19.68%, 20.56%, and 9.62%, respectively, as of September 30, 1996.
   _________________________________________________________________________

                          PART II - OTHER INFORMATION
                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b)  Reports on Form 8-K.

     One report on Form 8-K was filed during the quarter ended September 30, 1996. On September 3, 1996, the Company reported that it has adopted a program to repurchase up to $3,000,000 of its stock.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Bankshares, Inc.
     (Registrant)

  /s/ Barbara E. Reed
Senior Vice President &
       Treasurer

Date:   October 31, 1996

                                  Exhibit 11

COMPUTATION OF EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

The computation of earnings (loss) per common and common equivalent share is as follows:
                                                        Three Months Ended
                                                           September 30,
                                                          1996        1995
Net income (in thousands)                                 $ 266      $  726

Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....          3,192,614   3,180,544
    Common stock equivalents from potential
      dilutive exercise of stock options....             21,396      44,027
    Total shares included in computation of
      earnings per share....................          3,214,010   3,224,571

Earnings per common and common equivalent share:           $.08        $.23

                                                         Nine Months Ended
                                                           September 30,
                                                          1996        1995
Net income (loss)(in thousands)                         ($1,890)     $2,155

Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....          3,191,807   3,180,057
    Common stock equivalents from potential
      dilutive exercise of stock options....             22,257      39,419
    Total shares included in computation of
      earnings per share....................          3,214,064   3,219,476

Earnings (loss) per common and common equivalent share:   ($.59)       $.67