Form 10-K
period 1996-12-31
COMMERCIAL BANKSHARES INC
filed 1997-03-31
CIK 354562

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549
                                   Form 10-K
              {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1996

Commission file number  33-67254

         Commercial Bankshares, Incorporated
(Exact name of registrant as specified in its charter)

           Florida                            65-0050176
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

1550 S.W. 57th Avenue, Miami, Florida             33144
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number (305) 267-1200

Securities registered under Section 12(b) of the Exchange Act:

Title of each class           Name of each exchange on which registered
        None                                    None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.08 par value
     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of February 28, 1997, 3,353,434 shares of the voting stock were issued and outstanding, of which 2,883,181 shares with an aggregate market value of $43,247,715, based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 1996 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders to be held on April 17, 1997 are incorporated by reference into Part III.

                                    PART I

Item 1.  Description of Business

Commercial Bankshares, Inc.

      The Company, a Florida corporation organized in 1988, is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), as amended, whose wholly owned subsidiary and principal asset is the Commercial Bank of Florida. The Company, through its ownership of the Bank, is engaged in a commercial banking business, and its primary source of earnings is derived from income generated by its ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its wholly owned subsidiary, the Bank, on a consoli-dated basis.

      The Company is a legal entity separate and distinct from the Bank, and there are various legal limitations on the ability of the Bank to finance or otherwise supply funds to the Company. In particular, under federal banking law, the Bank may not declare a dividend that exceeds undivided profits. In addition, the approval of the Federal Reserve Bank of Atlanta ("Atlanta FRB") and the Florida Department of Banking and Finance is required if the total amount of all dividends declared in any calendar year exceeds the Bank's net profits, as defined, for that year combined with its retained net profits for the preceding two years. The Atlanta FRB also has the authority to limit further the payment of dividends by the Bank under certain circumstances. In addition, federal banking laws prohibit or restrict the Bank from extending credit to the Company under certain circumstances.

      In 1993, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission covering an initial public offering and issued the maximum of 977,500 shares of common stock thereunder. Net proceeds of approximately $10 million from this offering were invested in short-term securities pending utilization for future acquisition of other financial institutions or branches, working capital, general corporate purposes, and investment in the wholly owned banking subsidiary.

Commercial Bank of Florida

      The Bank is a Florida chartered banking corporation originally chartered in February, 1979. It operated as Sunset Commercial Bank until its acquisi-tion by the Company in 1988, at which time its name was changed to Commercial Bank of Florida. The Bank engages in commercial banking and related business-es from its twelve banking facilities: its main office and seven other offices located in Dade County, Florida, and four offices in Broward County, Florida.

      The Bank is operated as a network of community bank branches. The Bank primarily focuses on providing personalized banking services to small busi-nesses and individuals within the market areas where its banking offices are located. Management believes that this local market strategy, accompanied by the strategic placement of Bank personnel within market areas where they have served customers for many years, enables the Bank to attract and retain low cost core deposits, which provide substantially all of the Bank's funding requirements.

      Deposit services include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts, and money market accounts. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Bank solicits these accounts from small businesses, professional firms, and households located throughout its primary market area.

      The Bank also offers ATM cards with access to local, state, and national networks, safe deposit boxes, wire transfers, direct deposit of payroll and social security payments, and automatic drafts for various accounts. The Bank presently does not provide fiduciary or appraisal services.

      The Bank conducts commercial and consumer banking business, which primarily consists of attracting deposits from the areas served by its banking offices and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate).

      As is the case with banking institutions generally, the Bank's opera-tions are materially and significantly influenced by general economic condi-tions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve Board ("FRB"), the FDIC, and the State of Florida. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans.

Employees

      At December 31, 1996, the Company and the Bank together employed 161 employees, of whom 10 are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

Market Information

      The Bank's twelve banking offices are located in Dade and Broward Counties, which comprise the Bank's primary market area. Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area; and (ii) the moderate and the affluent residential market within the primary market area. Management also believes that the most profitable banking relationships are characterized by high deposit balances with a low frequency of transactions. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the smaller commercial customers and households. Management believes that the Bank is well posi-tioned to take advantage of its market segment.

Competition

      Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings institutions, credit unions, finance companies, mutual funds, insur-ance companies, and brokerage and investment banking firms operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, that the Bank does not provide at this time. In addition many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern the Bank and the Company. The profitability of the Company depends upon the Bank's ability to compete in its market areas.

Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the earnings per share (EPS) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (i) eliminating the presenta-tion of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS; (ii) eliminating the modified treasury stock method and the three per cent materiality provision; and (iii) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company has not yet determined the impact of the implementation of FAS 128.

                          SUPERVISION AND REGULATION

      Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

Bank Holding Company Regulation

      As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity which the FRB deter-mines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

      The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substan-tially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the conve-nience and needs of the community to be served, when reviewing acquisitions or mergers.

      Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing, or control-ling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the possible adverse effects, such as under-concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

      There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the deposi-tors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy.
The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determi-nation that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

Capital Adequacy Guidelines for Bank Holding Companies

      The Company is subject to certain FRB risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," which consists of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

      Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

      The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1996 and 1995, the Company's total risk-based capital ratios were 20.80% and 23.18%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisi-tions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 1996 and 1995, the Company's leverage ratios were 9.45% and 8.46%, respectively.

Interstate Banking and Branching Legislation

      The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Florida law permits bank holding companies, regardless of what region they are located in, to acquire Florida banking organizations, provided that the home state of the acquiring company has enacted reciprocal legisla-tion.

      Under IBBEA, a bank may establish and operate a de novo branch in a state in which the bank does not maintain a branch if that state expressly permits de novo branching. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. A bank that has established a branch in a state through de novo branching may establish and acquire additional branches in such state in the same manner and to the same extent as a bank having a branch in such state as a result of an interstate merger. If a state opts out of interstate branching within the specified time period (Florida has not), no bank in any other state may establish a branch in the opting-out state, either through an acquisition or de novo.

Bank Regulation

      The Bank is a state-chartered banking corporation and is subject to the supervision of and regular examination by the FRB and the Florida Department of Banking and Finance, as well as to the supervision of the FDIC.

      The operations of the Bank are subject to state and federal statutes applicable to banks which are members of the Federal Reserve System and to the regulations of the FRB, the FDIC, and the State of Florida. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations.
Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, to other affiliates, on investments in the stock or other securities of national banks, and on the taking of such stock or securities as collateral. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

      The FDIC insures the deposits of the Bank to the current maximum allowed by law. As an institution whose deposits are insured by the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC, the Bank also is subject to insurance assessments imposed and set by the FDIC from time to time. The FDIC is further authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The actual assessments to be paid into the BIF and the SAIF are based on the institution's assessment risk classification, which is whether the institution is considered "well capitalized," "adequately capitalized," or "under-capitalized," as those terms have been defined in applicable federal regulations, and whether the institu-tion is considered by its supervising agency to be financially sound or to have supervisory concerns.

Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

      Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapital-ized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 1996, the Bank met the definition of a "well capitalized" institution.

      The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any manage-ment fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapital-ized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapital-ized" institutions are subject to the appointment of a receiver or conserva-tor.

      The FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands audit requirements. In addition, federal bank regulatory agencies are required to review and prescribe uniform account-ing standards that are at least as stringent as Generally Accepted Accounting Principles.

      Pursuant to the FDICIA, the FRB and the other federal bank regulatory agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution's real estate policy require proper loan documen-tation and that it establish prudent underwriting standards.

      The FDICIA also contains the Truth in Savings Act. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institu-tions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

      The FDICIA also amended the prior law with respect to the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under implementing regulations, "well capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations contemplate that the definitions of "well capitalized", "adequately capitalized", and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the FDICIA (as described above).

Payment of Dividends

The Bank is subject to legal limitations on the frequency and amount of dividends paid to the Company. The FRB or the FDIC may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest, and operating expenses.

In addition, Florida law places certain restrictions on the declaration of dividends from state-chartered banks to their holding companies. Pursuant to
Section 658.37 of the Florida Banking Code, the Board of Directors of a state-chartered bank, after charging off bad debts, depreciation, and other worth-less assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare a dividend of up to the aggregate of net profits of that period, combined with the bank's retained net profits for the preceding two years and, with the approval of the Florida Department of Banking and Finance, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department of Banking and Finance or a federal regulatory agency.

Depositor Preference Statute

      Legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

Monetary Policy And Economic Control

      The commercial banking business in which the Bank engages is affected not only by general economic conditions but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments, and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

Item 2.  Properties

      The Company occupies offices in a building located at 1550 S.W. 57th Avenue, Miami, Florida. This building also serves as the Bank's main office. Both the building and the 81,400 square foot parcel of commercial property on which it is situated are owned by the Bank. The Bank's and the Company's offices occupy the entire 24,228 square foot building. Management believes that this location provides sufficient parking for its customers as well as visibility from S.W. 57th Avenue, a major thoroughfare.

      As of December 31, 1996, the Company owned seven of its twelve full-service branches and leased the remaining five offices. In addition, the Company owns property which was previously used as its Sunset branch. Because of the relocation of this branch, the Company intends to sell this Sunset property and presently has signed a contract for the sale of this property. Additional information relating to the company's lease commitments is set forth in Note 4 on page 26 in the Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.

Item 3.  Legal Proceedings

      The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                          PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

      The common stock of Commercial Bankshares, Inc., trades on the NASDAQ Stock Market under the symbol: CLBK. High, low, and closing prices for the years ended December 31, 1996 and 1995, by quarter, are as follows:

                             1996                           1995
                   High     Low     Close         High     Low     Close
First Quarter    $14 3/4  $13 1/4  $13 7/8      $15 1/4  $14      $14 1/2
Second Quarter    14 5/8   13       13 3/4       15 1/4   13 1/2   13 3/4
Third Quarter     16 1/8   13       15 1/2       15 3/4   13 3/4   15 3/4
Fourth Quarter    16 3/4   14 3/8   14 3/4       15 1/2   13 1/4   14

      The Company declared a semi-annual cash dividend of $.10 per share during the second and fourth quarters of 1996 and a cash dividend of $.10 per share during the fourth quarter of 1995. Additional dividend information is set forth on page 13 of the Annual Report and is incorporated herein by reference.

      There were 221 shareholders of record of Commercial Bankshares, Inc., common stock as of December 31, 1996, and approximately an additional 850 beneficial owners.

Item 6.  Selected Financial Data

      Information required to be reported under this item is set forth on pages 2 and 3 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information required to be reported under this item is set forth on pages 4 through 15 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The information required to be reported under this item is set forth on pages 17 through 34 of the 1996 Annual Report to Shareholders and is incorpor-ated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                         PART III

Item 10.   Directors and Executive Officers of the Registrant.

      Information required to be reported under this item is set forth on pages 1 through 3 of the Commercial Bankshares, Inc., Proxy Statement and is incorpor-ated herein by reference.

Item 11.  Executive Compensation.

      Information required to be reported under this item is set forth on pages 5 and 6 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information required to be reported under this item is set forth on pages 3 through 5 of the Commercial Bankshares, Inc., Proxy Statement and is incorpor-ated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

      Information required to be reported under this item is set forth on page 3 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Exhibits

         3.1 Articles of Incorporation, as amended, of the Company. Incor-porated by reference to Exhibit 3.1 of the Company's Registra-tion Statement on Form SB-2 as filed with the Securities and Exchange Commission, No. 33-67254, effective October 5, 1993 ("Registration Statement").

         3.2 By-Laws, as amended, of the Company. Incorporated by reference to Exhibit 3.2 of the Registration Statement.

         10.1 Standard Office Building Lease between Swire Brickell One, Inc., d/b/a "Courvoisier Center" (Landlord) and Commercial Bank of Florida (Tenant), dated December 21, 1990. Incorporated by reference to Exhibit 10.2 of the Registration Statement.

         10.2   Form of Indemnification Agreement.  Incorporated by reference to
                Exhibit 10.4 of the Registration Statement.

         10.3 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Joseph W. Armaly, dated March 18, 1994. Incorporated by reference to Exhibit 10.5 that accompanies the 1993 Annual Report on Form 10-KSB.

         10.4 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Jack J. Partagas, dated March 18, 1994. Incorporated by reference to Exhibit 10.6 that accompanies the 1993 Annual Report on Form 10-KSB.

         10.5 Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997.

         10.6 Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated March 5, 1997.

         10.7 Commercial Bankshares, Inc., 1994 Outside Director Stock Option Plan, effective as of March 18, 1994. Incorporated by reference to Exhibit 10.7 that accompanies the 1993 Annual Report on Form 10-KSB.

         10.8 Commercial Bankshares, Inc., 1994 Performance Stock Options Plan, adopted March 18, 1994, effective April 1, 1994. Incorporated by reference to Exhibit 10.8 that accompanies the 1993 Annual Report on Form 10-KSB.

         10.9 Agreement to provide data processing and back office services between Electronic Data Systems and Commercial Bank of Florida, dated November 14, 1994. Incorporated by reference to Exhibit
                10.8 that accompanies the 1994 Annual Report on Form 10-KSB.

         10.10 Shopping Center Lease dated July 31, 1992, between Pembroke Associates, as Landlord, and Carteret Savings Bank, F.A., as Tenant ("Lease"). The Lease was assigned to Commercial Bank of Florida by the Resolution Trust Corporation as Receiver of Carteret Federal Savings Bank of Florida (successor to
                Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.), pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to
                Exhibit 10.9 that accompanies the 1994 Annual Report on Form 10-KSB.

         10.11 Lease dated January 1, 1992, between Julius Mufson, Trustee, and Alan J. Goldstein, Trustee, d/b/a Hallandale Place Joint Venture (as Landlord) and Carteret Savings Bank, as Tenant ("Lease"). The Lease was assigned to Commercial Bank of Florida by the Resolution Trust Corporation, as Receiver of Carteret Federal Savings Bank of Florida (successor to Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.)
                pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to Exhibit 10.10 that accompanies the 1994 Annual Report on Form 10-KSB.

         10.12 Lease dated February 6, 1979, between Jefferson Realty Corp. (Landlord) and First Federal Savings & Loan Association of Miami (Tenant), as amended by Amendment to Lease dated September 26, 1983, between The Travelers Insurance Company (Landlord) and Amerifirst Federal Savings and Loan Association (Tenant); Assignment of Lease dated February 17, 1984, from Amerifirst Federal Savings and Loan Association to Carteret Savings and Loan Association, F.A.; Lease Termination Agreement dated December 15, 1993, by Jefferson Plaza Partners, Ltd. (Landlord), and Resolution Trust Corporation, as conservator for Carteret Federal Savings Bank (Tenant), as to 1200 square feet only ("Lease"). The Lease was assigned to Commercial Bank of
                Florida by the Resolution Trust Corporation, as Receiver of Carteret Federal Savings Bank of Florida (successor to Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.) pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to Exhibit
                10.11 that accompanies the 1994 Annual Report on Form 10-KSB.

         10.13 Lease dated July 8, 1985, between O'Brien and Schachter (Landlord) and Carteret Savings and Loan Association, F.A. (Tenant), as amended by Letter Agreement dated January 25, 1994, incorporating proposal of December 21, 1993 ("Lease"). The Lease was assigned to Commercial Bank of Florida by the Resolution Trust Corporation, as Receiver of Carteret Federal Savings Bank of Florida (successor to Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.)
                pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to Exhibit 10.12 that accompanies the 1994 Annual Report on Form 10-KSB.

         11.1   Computation of Earnings per Common and Common Equivalent Share.

         13.1 1996 Annual Report to Shareholders of Commercial Bank-shares, Inc.*

         21.1   Subsidiaries of the Company.

         23.1   Consent of Coopers & Lybrand L.L.P.

         All other exhibits are omitted because they are not applicable.

(b) A report was filed on Form 8-K, dated November 15, 1996, regarding the declaration of a 5% stock dividend on the Company's common stock.

    * Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    COMMERCIAL BANKSHARES, INCORPORATED

By:/s/ Jack J. Partagas

Jack J. Partagas
President and Chief Operating Officer
March 14, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
Signature                     Title                             Date

/s/ Joseph W. Armaly          Chairman of the Board of          March 14, 1997
Joseph W. Armaly              Directors and
                              Chief Executive Officer
                              (Principal Executive Officer)

/s/ Jack J. Partagas          President, Chief Operating        March 14, 1997
Jack J. Partagas              Officer, and Director

/s/ Cromwell A. Anderson      Director                          March 14, 1997
Cromwell A. Anderson

/s/ Elbert B. McKinney        Director                          March 14, 1997
Elbert B. McKinney

/s/ Robert Namoff             Director                          March 14, 1997
Robert Namoff

/s/ Barbara E. Reed           Senior Vice President             March 14, 1997
Barbara E. Reed               and Treasurer
                              (Principal Accounting Officer)

                                Exhibit 11.1

     COMPUTATION OF EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

                 (Dollars in thousands, except per share data)

The computation of earnings (loss) per common and common equivalent share is as follows:
                                                 Years Ended December 31,
                                                1996       1995       1994

Net income (loss).........................      $(796)     $2,818     $2,773

Weighted average number of shares and
  equivalent shares:

   Weighted average shares outstanding...    3,350,606  3,341,620  3,338,801
   Common stock equivalents from potential
     dilutive exercise of stock warrants,
     options, and conversion of convertible
     preferred stock......................       *         39,072     16,301
    Shares included in computation of
     earnings per common share............   3,350,606  3,380,692  3,355,102

    Earnings (loss) per common and common equivalent share:

    Net income (loss)....................... $    (.24) $     .83  $     .83

<F1>
  * Omitted pursuant to Section 601(b)(11) of Regulation S-K.

                                 Exhibit 21.1

Subsidiaries of Commercial Bankshares, Incorporated:

Commercial Bank of Florida, a Florida chartered banking corporation (100%)

Subsidiaries of Commercial Bank of Florida:

10899 Sunset Property Corporation, a Florida corporation (100%)

Miami Springs Property, Incorporated, a Florida corporation (100%)