Form 10-Q
period 1997-03-31
COMMERCIAL BANKSHARES INC
filed 1997-05-09
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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

CLASS                                           OUTSTANDING AT May 9, 1997

COMMON STOCK, $.08 PAR VALUE                    3,355,434 SHARES

                       T A B L E   O F  C O N T E N T S

PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           4

PART II     Item 6.     Exhibits and Reports on Form 8-K                     6

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 1997, and December 31, 1996
                   (Dollars in thousands except share data)
                                  (Unaudited)

                                                     March 31,    December 31,
                                                        1997         1996
Assets:
      Cash and due from banks                         $ 16,535      $ 15,544
      Federal funds sold                                 5,636        14,352
        Total cash and cash equivalents                 22,171        29,896

      Investment securities available for sale, at
            fair value (cost of $89,046 in 1997
            and $83,095 in 1996)                        90,532        85,084
      Investment securities held to maturity
            (aggregate fair value of $102,719
              in 1997 and $107,075 in 1996)            101,648       105,629

      Loans, net                                       139,960       128,226
      Premises and equipment, net                       12,284        12,114
      Accrued interest receivable                        3,111         2,639
      Goodwill, net                                      1,106         1,150
      Other assets                                       3,342         3,278
          Total assets                                $374,154      $368,016

Liabilities and stockholders' equity:
      Deposits:
      Demand                                          $ 62,450      $ 58,575
      Savings                                           23,297        23,115
      Interest-bearing checking                         46,764        47,642
      Money market accounts                             39,086        37,662
      Time                                             130,581       131,869
          Total deposits                               302,178       298,863

      Securities sold under agreements to repurchase    31,282        29,203
      Accounts payable and accrued liabilities           2,123         1,839
      Accrued interest payable                             618           667
          Total liabilities                            336,201       330,572

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,353,434 issued and
          outstanding                                      268           268
      Additional paid-in capital                        30,947        30,947
      Retained earnings                                  5,632         4,808
      Unrealized holding gain on securities
          available for sale, net of tax                 1,173         1,488
      Treasury stock, 5,250 shares, at cost                (67)          (67)
          Total stockholders' equity                    37,953        37,444

          Total liabilities and stockholders' equity  $374,154      $368,016

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended March 31, 1997 and 1996
                 (Dollars in thousands except per share data)
                                  (Unaudited)
<CAP[TION>
                                                         1997            1996
Interest income:
    Interest and fees on loans                          $2,999          $2,113
    Interest on investment securities                    3,000           3,434
    Interest on federal funds sold                         139             181
       Total interest income                             6,138           5,728

Interest expense:
    Interest on deposits                                 2,091           2,243
    Interest on securities sold under
      agreements to repurchase                             331             183
       Total interest expense                            2,422           2,426

       Net interest income                               3,716           3,302
Provision for loan losses                                   20               -
       Net interest income after provision
         for loan losses                                 3,696           3,302

Non-interest income:
    Service charges on deposit accounts                    489             375
    Other fees and service charges                          93              96
       Total non-interest income                           582             471

Non-interest expense:
    Salaries and employee benefits                       1,566           1,385
    Occupancy expense                                      254             263
    Professional fees                                       71              69
    Furniture and equipment expense                        217             202
    Data processing                                        182             191
    FDIC Insurance                                          30             100
    Amortization of goodwill                                44             156
    Other                                                  357             373
       Total non-interest expense                        2,721           2,739

       Income before income taxes                        1,557           1,034
Provision for income taxes                                 465             268

       Net income                                       $1,092          $  766


Earnings per common and common equivalent share           $.32            $.23

Weighted average number of shares and common
    equivalent shares                                3,393,343       3,374,281

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended March 31, 1997 and 1996
                                      (In thousands)
                                        (Unaudited)

                                                                          1997              1996
Cash flows from operating activities:
  Net income                                                  $ 1,092            $   766
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                        20                 -
  Depreciation, amortization, and accretion, net                  231                341
  Change in accrued interest receivable                          (472)              (181)
  Change in other assets                                         (102)              (729)
  Change in net income tax liability                              369                233
  Change in accounts payable and accrued liabilities              138               (219)
  Change in accrued interest payable                              (49)               (34)
  Net cash provided by operating activities                     1,227                177

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                            2,367             16,812
  Proceeds from maturities of investment securities
    available for sale                                              -              4,000
  Proceeds from sales of investment securities
    held to maturity                                            1,590                  -
  Proceeds from sales of investment securities
    available for sale                                         15,000                  -
  Purchases of investment securities held to maturity               -            (10,061)
  Purchases of investment securities available for sale       (20,952)            (7,112)
  Net change in loans                                         (11,731)            (9,041)
  Purchases of premises and equipment                            (352)               (84)
  Net cash used in investing activities                       (14,078)            (5,486)

Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time deposit accounts           3,315             (4,116)
  Net change in securities sold under agreements
    to repurchase                                               2,079              8,598
  Dividends paid                                                 (268)                 -
  Proceeds from issuance of stock                                   -                 16
  Net cash provided by financing activities                     5,126              4,498

Decrease in cash and cash equivalents                          (7,725)              (811)
Cash and cash equivalents at beginning of period               29,896             20,547
Cash and cash equivalents at end of period                   $ 22,171           $ 19,736

Supplemental disclosures:
  Interest paid                                              $    352           $    434

  Income taxes paid                                          $     96           $     35

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual financial statements for the years ended December 31, 1996, 1995, and 1994, for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

2.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Common share equivalents for 1997 and 1996 include the effect of all outstanding stock options, using the treasury stock method, and the effect of the one-for-twenty (five per cent) stock dividend effective on January 3, 1997.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 1997, was approximately $1,092,000, or $.32 per share. This compares to net income reported for the quarter ended March 31, 1996, of approximately $766,000, or $.23 per share.

The Company's net interest income before the provision for loan losses increased by $414,000, or 12.5%, in the first quarter from the corresponding quarter in 1996. Growth in the loan portfolio resulted in an improved interest spread, thus contributing to the rise in net interest income. The net interest margin increased from 4.39% for the first quarter of 1996 to 4.72% for the corresponding quarter in 1997, or 33 basis points.

Federal Deposit Insurance Corporation (FDIC) insurance expense decreased by $70,000, or 70%, for the first quarter of 1997, from the corresponding period in 1996. FDIC insurance premium rates were reduced in September 1996, when a one-time assessment for the recapitalization of the Savings Association Insurance Fund (SAIF) was made. FDIC assessments currently consist only of Financing Corporation (FICO) debt assessments of 1.3 basis points for the Bank Insurance Fund and 6.5 basis points for the SAIF.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at March 31, 1997, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2,059,000 (or 1.45% of total loans) at March 31, 1997, as compared with $2,049,000 (or 1.57% of total loans) at year end 1996. The Company actively pursues collection of past due loans. There are no known loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

The Company had one non-accrual loan of approximately $27,000 at March 31, 1997. No interest income was recognized on the non-accrual loans to date in 1997 or in 1996. If non-accrual loans were on full accrual, additional interest income of approximately $687 and $1,650 would have been recorded during the first quarter of 1997 and 1996, respectively.

Based on these factors and the status of the loan portfolio, management believes the allowance for loan losses is adequate.

LIQUIDITY AND CAPITAL RESOURCES

The source of the Company's liquidity is funds generated by the operations of Commercial Bank of Florida ("Bank"), its wholly owned subsidiary. For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns and maturities on investments and investments available for sale, and capital contributions by the Company.

The Company's liquidity at March 31, 1997, consisted of $22.2 million in cash and cash equivalents and $90.5 million in available-for-sale investments, for a total of $112.7 million, compared with a total of $115.0 million at year-end 1996, a decrease of approximately $2.3 million. Sales and maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $4.0 million since year-end. The total of deposits and securities sold under agreements to repurchase, $333.5 million at March 31, 1997, increased by $5.4 million or 1.6% over the year-end 1996 level, $328.1 million. The funds provided by the changes in those accounts were invested in loans. Gross loans at March 31, 1997, of $142.0 million increased by $11.7 million, or 9.0% over the year-end 1996 level.

In accordance with risk based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 19.54%, 20.67%, and 9.52%, respectively, as of March 31, 1997.


                          PART II - OTHER INFORMATION
                  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Bankshares, Inc.
     (Registrant)

  /s/ Barbara E. Reed
Senior Vice President &
       Treasurer

Date:   May 9, 1997

                                  Exhibit 11

        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


The computation of earnings per common and common equivalent share is as follows:

                                                                       Three Months Ended
                                                                   March 31,

                                                               1997          1996

Net income (in thousands)                                    $1,092        $  766


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....              3,348,184     3,350,080
    Common stock equivalents from potential
      dilutive exercise of stock options....                 45,159        24,201
    Total shares included in computation of
      earnings per share....................              3,393,343     3,374,281

Earnings per common and common equivalent share:               $.32          $.23