Form 10-Q
period 1997-06-30
COMMERCIAL BANKSHARES INC
filed 1997-08-07
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997

Commission File Number 00-22246




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




CLASS                                           OUTSTANDING AT August 6, 1997

COMMON STOCK, $.08 PAR VALUE                    3,355,434 SHARES

                       T A B L E   O F  C O N T E N T S

PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           5

PART II     Item 4.     Submission of Matters to a Vote of
                        Security Holders                                     8

            Item 6.     Exhibits and Reports on Form 8-K                     8

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 1997, and December 31, 1996
                   (Dollars in thousands except share data)
                                  (Unaudited)
                                                      June 30,    December 31,
                                                        1997         1996
Assets:
      Cash and due from banks                         $ 16,168      $ 15,544
      Federal funds sold                                 7,790        14,352
        Total cash and cash equivalents                 23,958        29,896

      Investment securities available for sale, at
            fair value (cost of $84,042 in 1997
            and $83,095 in 1996)                        86,299        85,084
      Investment securities held to maturity
            (aggregate fair value of $101,206
              in 1997 and $107,075 in 1996)             99,391       105,629

      Loans, net                                       143,866       128,226
      Premises and equipment, net                       13,329        12,114
      Accrued interest receivable                        2,544         2,639
      Goodwill, net                                      1,060         1,150
      Other assets                                       3,136         3,278
          Total assets                                $373,583      $368,016

Liabilities and stockholders' equity:
      Deposits:
      Demand                                          $ 62,943      $ 58,575
      Savings                                           22,413        23,115
      Interest-bearing checking                         46,692        47,642
      Money market accounts                             38,501        37,662
      Time                                             130,903       131,869
          Total deposits                               301,452       298,863

      Securities sold under agreements to repurchase    30,137        29,203
      Accounts payable and accrued liabilities           2,100         1,839
      Accrued interest payable                             599           667
          Total liabilities                            334,288       330,572

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,355,434 issued and
          outstanding (3,353,434 in 1996)                  268           268
      Additional paid-in capital                        30,967        30,947
      Retained earnings                                  6,469         4,808
      Unrealized holding gain on securities
          available for sale, net of tax                 1,658         1,488
      Treasury stock, 5,250 shares, at cost                (67)          (67)
          Total stockholders' equity                    39,295        37,444

          Total liabilities and stockholders' equity  $373,583      $368,016

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended June 30, 1997 and 1996
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                                                         1997            1996
Interest income:
    Interest and fees on loans                          $3,240          $2,307
    Interest on investment securities                    2,987           3,373
    Interest on federal funds sold                         122             126
       Total interest income                             6,349           5,806

Interest expense:
    Interest on deposits                                 2,114           2,134
    Interest on securities sold under
      agreements to repurchase                             388             268
       Total interest expense                            2,502           2,402

       Net interest income                               3,847           3,404
Provision for loan losses                                  110             230
       Net interest income after provision
         for loan losses                                 3,737           3,174

Non-interest income:
    Service charges on deposit accounts                    475             418
    Other fees and service charges                         104             114
    Gain on sales of premises and equipment                105               -
    Gain on sales of investment securities                   -             217
       Total non-interest income                           684             749

Non-interest expense:
    Salaries and employee benefits                       1,580           1,396
    Occupancy expense                                      323             263
    Professional fees                                       96              61
    Furniture and equipment expense                        220             205
    Data processing                                        181              94
    FDIC Insurance                                          31              86
    Amortization of goodwill                                46             156
    Charge for goodwill impairment                           -           5,926
    Other                                                  364             556
       Total non-interest expense                        2,841           8,743

Income (loss) before income taxes                        1,580          (4,820)
Provision for (benefit from) income taxes                  475          (1,898)

       Net income (loss)                                $1,105         ($2,922)


Earnings (loss) per common and common equivalent share    $.32           ($.87)

Weighted average number of shares and common
    equivalent shares                                3,408,491        3,351,856

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the six months ended June 30, 1997 and 1996
                       (Dollars in thousands except per share data)
                                        (Unaudited)
                                                         1997            1996
Interest income:
    Interest and fees on loans                          $6,239          $4,420
    Interest on investment securities                    5,987           6,807
    Interest on federal funds sold                         261             307
       Total interest income                            12,487          11,534

Interest expense:
    Interest on deposits                                 4,205           4,377
    Interest on securities sold under
      agreements to repurchase                             719             451
       Total interest expense                            4,924           4,828

       Net interest income                               7,563           6,706
Provision for loan losses                                  130             230
       Net interest income after provision
         for loan losses                                 7,433           6,476

Non-interest income:
    Service charges on deposit accounts                    964             793
    Other fees and service charges                         197             210
    Gain on sales of premises and equipment                105               -
    Gain on sales of investment securities                   -             217
       Total non-interest income                         1,266           1,220

Non-interest expense:
    Salaries and employee benefits                       3,146           2,781
    Occupancy expense                                      577             526
    Professional fees                                      167             130
    Furniture and equipment expense                        437             407
    Data processing                                        363             285
    FDIC Insurance                                          61             186
    Amortization of goodwill                                90             312
    Charge for goodwill impairment                           -           5,926
    Other                                                  721             929
       Total non-interest expense                        5,562          11,482

Income (loss) before income taxes                        3,137          (3,786)
Provision for (benefit from) income taxes                  940          (1,630)

       Net income (loss)                                $2,197         ($2,156)


Earnings (loss) per common and common equivalent share    $.64           ($.64)

Weighted average number of shares and common
    equivalent shares                                3,406,223        3,350,968

                   The accompanying notes are an integral part of these
                     condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended June 30, 1997 and 1996
                                      (In thousands)
                                        (Unaudited)

                                                          1997       1996
Cash flows from operating activities:
  Net income (loss)                                     $ 2,197    ($2,156)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Provision for loan losses                                 130        230
  Impairment charge                                           -      5,926
  Depreciation, amortization, and accretion, net            461        668
  Gain on sale of investment securities                       -       (217)
  Gain on sale of premises and equipment                   (105)         -
  Change in accrued interest receivable                      95        293
  Change in other assets                                 (2,642)    (3,222)
  Change in net income tax liability                        (86)    (2,360)
  Change in accounts payable and accrued liabilities      2,931      2,457
  Change in accrued interest payable                        (68)      (147)
  Net cash provided by operating activities               2,913      1,472

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                      5,116     20,990
  Proceeds from maturities of investment securities
    available for sale                                        3     17,000
  Proceeds from sales of investment securities
    held to maturity                                      1,890          -
  Proceeds from sales of investment securities
    available for sale                                   20,000     13,181
  Purchases of investment securities held to maturity      (726)   (10,061)
  Purchases of investment securities available for sale (20,952)   (27,112)
  Net change in loans                                   (15,709)   (16,467)
  Purchases of premises and equipment                    (2,396)      (134)
  Sales of premises and equipment                           916          -
  Net cash used in investing activities                 (11,858)    (2,603)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time deposit accounts     2,589    (12,435)
  Net change in securities sold under agreements
    to repurchase                                           934     12,679
  Dividends paid                                           (536)      (321)
  Proceeds from issuance of stock                            20         43
  Net cash provided by (used in) financing activities     3,007        (34)

Decrease in cash and cash equivalents                    (5,938)    (1,165)
Cash and cash equivalents at beginning of period         29,896     20,547
Cash and cash equivalents at end of period             $ 23,958   $ 19,382

Supplemental disclosures:
  Interest paid                                        $    787   $    779

  Income taxes paid                                    $  1,026   $    550

             The accompanying notes are an integral part of these
                condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 1996, 1995, and 1994, for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature, except for the write-off during the second quarter of 1996 of approximately $5.9 million in goodwill associated with the acquisition of five branches of the former Carteret Federal Savings Bank. That goodwill impairment charge, a nonrecurring item which materially affected the income of the Company, is more fully discussed in Note 5 of Notes to the Consolidated Financial Statements cited above. The results of operations for the six-month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

2.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents for 1997 include the effect of all outstanding stock options, using the treasury stock method. The weighted average numbers of shares and equivalent shares for 1997 and 1996 include the effect of the one-for-twenty (five per cent) stock dividend effective on January 3, 1997.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 1997, was approximately $1,105,000, or $.32 per share. For the quarter ended June 30, 1996, the Company incurred a net loss of approximately $2,922,000, or $.87 per share. For the same quarter, the Company's net income before a one-time non-cash charge of $3.73 million, net of tax, for the impairment of goodwill was approximately $811,000, or $.24 per share.

On October 28, 1994, the Company acquired five branches of the former Carteret Federal Savings Bank (the "Carteret Branches") from the Resolution Trust Corporation. The Company purchased $437,000 of assets, assumed $114 million of deposits, and received cash of approximately $107 million, net of a "premium" paid of approximately $6.7 million. This premium was recorded as goodwill as of the date of the acquisition and was being amortized on a straight line basis over 15 years. During the second quarter of 1996, the Company determined that the goodwill associated with the Carteret Branches was totally impaired and made a full write-off of the remaining balance of approximately $5.9 million, or approximately $3,733,000, net of tax.

For the six months ended June 30, 1997, the Company's net income was approximately $2,197,000, or $.64 per share. For the six months ended June 30, 1996, the Company incurred a net loss of approximately $2,156,000, or $.64 per share. For the same period, the Company's net income before the charge for the impairment of goodwill was approximately $1,577,000, or $.47 per share.

The Company's net interest income before the provision for loan losses increased by $443,000, or 13.0%, in the second quarter from the corresponding quarter in 1996 and by $857,000, or 12.8%, in the six months ended June 30, 1997, from the first six months of 1996. Growth in the loan portfolio resulted in an improved interest spread, thus contributing to the rise in net interest income. The net interest margin increased from 4.51% (annualized) for the second quarter of 1996 to 4.75% for the corresponding quarter in 1997, or 24 basis points. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Salaries and employee benefits expense increased by $184,000, or 13.2%, for the second quarter of 1997 and by $365,000, or 13.1%, for the first six months of 1997, from the corresponding periods of 1996. The increase includes normal payroll increases and the cost of increasing the Company's staff from 157 to 167 full-time equivalent employees from June 30, 1996, to June 30, 1997. The staff increase has been primarily in the lending function, which has achieved an increase of approximately 37.7% in total loans, from $106.1 million to $146.1 million, during that interval.

Federal Deposit Insurance Corporation (FDIC) insurance expense decreased by $55,000, or 64%, for the second quarter of 1997, and by $125,000, or 67%, for the first six months of 1997 from the corresponding periods of 1996. FDIC insurance premium rates were reduced in September 1996, when a one-time assessment for the recapitalization of the Savings Association Insurance Fund
(SAIF) was made. FDIC assessments currently consist only of Financing Corporation (FICO) debt assessments of 1.26 basis points for the Bank Insurance Fund and 6.3 basis points for the SAIF.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at June 30, 1997, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2,233,000 (or 1.53% of total loans) at June 30, 1997, as compared with $1,305,000 (or 1.23% of total loans) at June 30, 1996. For the six months ended June 30, 1997, the allowance for loan losses was increased by the provision for loan losses of $130,000, as well as by approximately $54,000 in net recoveries of previous loss charge-offs. For the corresponding period of 1996, the allowance was credited with a provision for losses of $230,000 and reduced by approximately $124,000 in net loss charge-offs. Because of the net recoveries in the first six months of 1997, compared with the net charge-offs in 1996, the provision for loan losses in an amount $100,000 less in 1997 than in 1996 was sufficient to increase the allowance for loan losses to a higher percentage of total loans. The Company actively pursues collection of past due loans.

Approximately $85.9 million (or 58.8% of total loans) were secured by non-residential real estate and $29.8 million (or 20.4% of total loans) were
secured by residential real estate as of June 30, 1997.   There are no known
loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

The Company had one non-accrual loan of approximately $114,000 at June 30, 1997. No interest income was recognized on the non-accrual loans to date in 1997 or in 1996. If non-accrual loans were on full accrual, additional interest income of approximately $5,700 and $4,400 would have been recorded during 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The source of the Company's liquidity is funds generated by the operations of Commercial Bank of Florida ("Bank"), its wholly owned subsidiary. For banks, liquidity represents the ability to meet loan commitments, withdrawals of deposited funds, and operating expenses. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns and maturities on investment securities, and capital contributions by the Company.

The Company's liquidity at June 30, 1997, consisted of $24.0 million in cash and cash equivalents and $86.3 million in available-for-sale investments, for a total of $110.3 million, compared with a total of $115.0 million at year-end 1996, a decrease of approximately $4.7 million. The federal funds sold component of liquidity was reduced by approximately $6.6 million during that period. Sales and maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $6.3 million since year-end. The total of deposits and securities sold under agreements to repurchase, $331.6 million at June 30, 1997, increased by $3.5 million or 1.1% over the year-end 1996 level, $328.1 million. The funds provided by the changes in those accounts were invested in loans. Gross loans at June 30, 1997, of $146.1 million increased by $15.8 million, or 12.1% over the year-end 1996 level.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 19.61%, 20.81%, and 9.78%, respectively, as of June 30, 1997.

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 1997, the Company held its annual meeting of shareholders at its executive offices in Miami, Florida, for the purpose of electing directors. The following persons, constituting the entire board of directors of the Company, were elected by a majority of the votes cast by the shares represented at the meeting: Joseph W. Armaly, Jack J. Partagas, Cromwell A. Anderson, Elbert B. McKinney, Robert Namoff, Julius J. Shepard, Sherman Simon, and Martin Yelen.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Bankshares, Inc.
     (Registrant)

  /s/ Jack J. Partagas
      President &
 Chief Operating Officer

Date:   August 6, 1997

                                  Exhibit 11

     COMPUTATION OF EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


The computation of earnings (loss) per common and common equivalent share is as follows:
                                                       Three Months Ended
                                                             June 30,

                                                       1997         1996

Net income (loss) (in thousands)                      $1,105      ($2,922)

Weighted average number of shares and
  equivalent shares:


    Weighted average shares outstanding.....       3,349,700    3,351,856
    Common stock equivalents from potential
      dilutive exercise of stock options....          58,791          (a)
    Total shares included in computation of
      earnings per share....................       3,408,491    3,351,856

Earnings (loss) per common and common
      equivalent share:                                 $.32        ($.87)

                                                        Six Months Ended
                                                             June 30,

                                                       1997         1996

Net income (loss) (in thousands)                      $2,197      ($2,156)

Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....       3,348,946    3,350,968
    Common stock equivalents from potential
      dilutive exercise of stock options....          57,277          (a)
    Total shares included in computation of
      earnings per share....................       3,406,223    3,350,968

Earnings (loss) per common and common
      equivalent share:                                 $.64        ($.64)

      (a)  Omitted pursuant to Section 601(b)(11) of Regulation S-K.