Form 10-Q
period 1997-09-30
COMMERCIAL BANKSHARES INC
filed 1997-11-07
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997

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




CLASS                                   OUTSTANDING AT November 6, 1997

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

              CONDENSED CONSOLIDATED BALANCE SHEETS
            September 30, 1997, and December 31, 1996
            (Dollars in thousands except share data)

                                           September 30,December 31,
                                                1997       1996
                                            (Unaudited)
Assets:
     Cash and due from banks                 $ 15,709    $ 15,544
     Federal funds sold                        14,459      14,352
        Total cash and cash equivalents        30,168      29,896

     Investment securities available for sale, at
          fair value (cost of $77,733 in 1997
          and $83,095 in 1996)                 80,639      85,084
     Investment securities held to maturity
          (aggregate fair value of $87,779
            in 1997 and $107,075 in 1996)      85,980     105,629

     Loans, net                               156,568     128,226
     Premises and equipment, net               13,290      12,114
     Accrued interest receivable                2,850       2,639
     Goodwill, net                              1,016       1,150
     Other assets                               3,342       3,278
         Total assets                        $373,853    $368,016

Liabilities and stockholders' equity:
     Deposits:
     Demand                                  $ 60,797    $ 58,575
     Savings                                   21,638      23,115
     Interest-bearing checking                 45,484      47,642
     Money market accounts                     35,976      37,662
     Time                                     133,784     131,869
         Total deposits                       297,679     298,863

     Sec. sold under agree. to repurchase      32,667      29,203
     Accounts payable and accrued liabilities   2,369       1,839
     Accrued interest payable                     571         667
         Total liabilities                    333,286     330,572

Stockholders' equity:
     Common stock, $.08 par value, 6,250,000
         authorized shares, 3,355,434 issued and
         outstanding (3,353,434 in 1996)          268         268
     Additional paid-in capital                30,967      30,947
     Retained earnings                          7,332       4,808
     Unrealized holding gain on securities
         available for sale, net of tax         2,067       1,488
     Treasury stock, 5,250 shares, at cost        (67)        (67)
         Total stockholders' equity            40,567      37,444

         Tot. liab. and stockholders' equity $373,853    $368,016

      The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     For the three months ended September 30, 1997 and 1996
          (Dollars in thousands except per share data)
                           (Unaudited)

                                              1997          1996
Interest income:

   Interest and fees on loans                $3,422        $2,674
   Interest on investment securities          2,823         3,189
   Interest on federal funds sold               119           116
     Total interest income                    6,364         5,979

Interest expense:
   Interest on deposits                       2,146         2,060
   Interest on securities sold under
      agreements to repurchase                  389           317
     Total interest expense                   2,535         2,377

     Net interest income                      3,829         3,602
Provision for loan losses                        10           200
     Net interest income after provision
       for loan losses                        3,819         3,402

Non-interest income:
   Service charges on deposit accounts          507           460
   Other fees and service charges               104           183
   Gain on sales of premises and equipment        1             -
   Gain on sales of investment securities        88             3
     Total non-interest income                  700           646

Non-interest expense:
   Salaries and employee benefits             1,618         1,415
   Occupancy expense                            317           265
   Professional fees                            111            88
   Furniture and equipment expense              225           193
   Data processing                              180           165
   FDIC Insurance                                31            95
   SAIF assessment                                -         1,138
   Amortization of goodwill                      44            45
   Other                                        371           400
     Total non-interest expense               2,897         3,804

Income before income taxes                    1,622           244
Provision for income taxes                      491           (22)

     Net income                              $1,131        $  266


Earnings per common and common eq. share       $.33          $.08

Weighted average number of shares and common
   equivalent shares                      3,442,178     3,374,711

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the nine months ended September 30, 1997 and 1996
               (Dollars in thousands except per share data)
                                (Unaudited)

                                              1997          1996
Interest income:
   Interest and fees on loans                $9,661        $7,094
   Interest on investment securities          8,810         9,996
   Interest on federal funds sold               380           423
     Total interest income                   18,851        17,513

Interest expense:
   Interest on deposits                       6,351         6,437
   Interest on securities sold under
      agreements to repurchase                1,108           768
     Total interest expense                   7,459         7,205

     Net interest income                     11,392        10,308
Provision for loan losses                       140           430
     Net interest income after provision
       for loan losses                       11,252         9,878

Non-interest income:
   Service charges on deposit accounts        1,471         1,253
   Other fees and service charges               301           393
   Gain on sales of premises and equipment      106             -
   Gain on sales of investment securities        88           220
     Total non-interest income                1,966         1,866

Non-interest expense:
   Salaries and employee benefits             4,764         4,196
   Occupancy expense                            894           791
   Professional fees                            278           218
   Furniture and equipment expense              662           600
   Data processing                              543           450
   FDIC Insurance                                92           281
   SAIF assessment                                -         1,138
   Amortization of goodwill                     134           357
   Charge for goodwill impairment                 -         5,926
   Other                                      1,092         1,329
     Total non-interest expense               8,459        15,286

Income (loss) before income taxes             4,759        (3,542)
Provision for (benefit from) income taxes     1,431        (1,652)

     Net income (loss)                       $3,328       ($1,890)


Earnings(loss) per common and common eq. share $.97         ($.56)

Weighted average number of shares and common
   equivalent shares                      3,415,381     3,351,397

           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 1997 and 1996
                              (In thousands)
                                (Unaudited)

                                                     1997           1996
Cash flows from operating activities:
  Net income (loss)                                $ 3,328        ($1,890)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
  Provision for loan losses                            140            430
 Impairment charge                                       -          5,926
  Depreciation, amortization, and accretion, net       713            856
 Gain on sale of investment securities                 (88)          (220)
 Gain on sale of premises and equipment               (106)             -
  Change in accrued interest receivable               (211)           108
  Change in other assets                              (167)        (3,067)
  Change in net income tax liability                  (134)        (2,426)
  Change in accounts payable and accrued liabilities   326          3,429
  Change in accrued interest payable                   (96)          (243)
  Net cash provided by operating activities          3,705          2,903

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                15,161         24,568
  Proceeds from maturities of investment securities
    available for sale                                   5         29,000
  Proceeds from sales of investment securities
    held to maturity                                 4,624          4,677
  Proceeds from sales of investment securities
    available for sale                              27,000         18,159
  Purchases of investment securities held to maturity (726)       (10,061)
  Purchases of investment sec. available for sale  (20,952)       (32,112)
  Net change in loans                              (28,403)       (37,456)
  Purchases of premises and equipment               (2,555)        (2,260)
  Sales of premises and equipment                      917              -
  Net cash used in investing activities             (4,929)        (5,485)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time dep. accounts  (1,184)       (15,109)
  Net change in securities sold under agreements
    to repurchase                                    3,464         15,702
  Dividends paid                                      (804)          (321)
  Proceeds from issuance of stock                       20             43
 Purchase of treasury stock                              -            (67)
  Net cash provided by financing activities          1,496            248

Increase (decrease) in cash and cash equivalents       272         (2,334)
Cash and cash equivalents at beginning of period    29,896         20,547
Cash and cash equivalents at end of period        $ 30,168       $ 18,213

Supplemental disclosures:
  Interest paid                                   $  1,249       $  1,126

  Income taxes paid                               $  1,565       $    700

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature, except for the write-off during the second quarter of 1996 of approximately $5.9 million in goodwill associated with the acquisition of five branches of the former Carteret Federal Savings Bank. That goodwill impairment charge, a nonrecurring item which materially affected the income of the Company, is more fully discussed in Note 5 of Notes to the Consolidated Financial Statements cited above. The results of operations for the nine-month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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

3.  RECENT ACCOUNTING PRONOUNCEMENTS

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


        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 1997, was approximately $1,131,000, or $.33 per share. For the quarter ended September 30, 1996, the Company reported net income of approximately $266,000, or $.08 per share, after a one-time assessment of $1,138,000 (approximately $717,000 net of tax) by the Federal Deposit Insurance Corporation (FDIC) to bring the Savings Association Insurance Fund (SAIF) up to the required level.

For the nine months ended September 30, 1997, the Company's net income was approximately $3,328,000, or $.97 per share. For the nine months ended September 30, 1996, the Company incurred a net loss of approximately $1,890,000, or $.56 per share. For the same period, the Company's net income before charges for an impairment of goodwill and the one-time SAIF assessment, was approximately $2,559,500, or $.76 per share.

The Company's net interest income before the provision for loan losses increased by $227,000, or 6.3%, in the third quarter from the corresponding quarter in 1996 and by $1,084,000, or 10.5%, in the nine months ended September 30, 1997, from the first nine months of 1996. Growth in the loan portfolio resulted in an improved interest spread, thus contributing to the rise in net interest income. The net interest margin increased from 4.68% (annualized) for the third quarter of 1996 to 4.71% for the corresponding quarter in 1997, or 3 basis points. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.


Salaries and employee benefits expense increased by $203,000, or 14.3%, for the third quarter of 1997 and by $568,000, or 13.5%, for the first nine months of 1997, from the corresponding periods of 1996. The increase includes normal payroll increases and the cost of increasing the Company's staff from 155 to 169 full-time equivalent employees from September 30, 1996, to September 30, 1997. The staff increase has been primarily in the lending function, which has achieved an increase of approximately 24.8% in total loans, from $127.2 million to $158.8 million, during that interval.

FDIC insurance expense decreased by $64,000, or 67%, for the third quarter of 1997, and by $189,000, or 67%, for the first nine months of 1997 from the corresponding periods of 1996. FDIC insurance premium rates were reduced in September 1996, when a one-time assessment for the recapitalization of the SAIF was made. FDIC assessments currently consist only of Financing Corporation (FICO) debt assessments of 1.26 basis points for the Bank Insurance Fund and 6.3 basis points for the SAIF.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at September 30, 1997, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2,252,000 (or 1.42% of total loans) at September 30, 1997, as compared with $1,510,000 (or 1.19% of total loans) at September 30, 1996. For the nine months ended September 30, 1997, the allowance for loan losses was increased by the provision for loan losses of $140,000, as well as by approximately $63,000 in net recoveries of previous loss charge-offs. For the corresponding period of 1996, the allowance was credited with a provision for losses of $430,000 and reduced by approximately $119,000 in net loss charge-offs. Because of the net recoveries in the first nine months of 1997, the provision for loan losses was $290,000 less in 1997 than in 1996, but was sufficient to increase the allowance for loan losses to a higher percentage of total loans. The Company actively pursues collection of past due loans.

Approximately $93.7 million (or 59.0% of total loans) were secured by non-residential real estate and $30.5 million (or 19.2% of total loans) were
secured by residential real estate as of September 30, 1997.   There are no
known loan industry concentrations. Virtually all loans are within the Company's markets in Dade and Broward counties.

The Company had 1 non-accrual loan of approximately $107,000 at September 30, 1997. No interest income was recognized on the non-accrual loans to date in 1997 or in 1996. If non-accrual loans were on full accrual, additional interest income of approximately $5,300 and $8,600 would have been recorded during 1997 and 1996, respectively.

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

The Company's liquidity at September 30, 1997, consisted of $30.2 million in cash and cash equivalents and $80.6 million in available-for-sale investments, for a total of $110.8 million, compared with a total of $115.0 million at year-end 1996, a decrease of approximately $4.2 million. The federal funds sold component of liquidity was nearly unchanged during that period. Sales and maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $19.1 million since year-end. The total of deposits and securities sold under agreements to repurchase, $330.3 million at September 30, 1997, increased by $2.2 million or 0.7% over the year-end 1996 level, $328.1 million. The funds provided by the changes in those accounts were invested in loans. Gross loans at September 30, 1997, of $158.8 million increased by $28.5 million, or 21.9% over the year-end 1996 level.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 19.00%, 20.14%, and 10.02%, respectively, as of September 30, 1997.


                   PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
 Senior Vice President &
     Treasurer



Date:   November 7, 1997

                           Exhibit 11

COMPUTATION OF EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


The computation of earnings (loss) per common and common equivalent share is as follows:

                                                Three Months Ended
                                                   September 30,

                                                  1997       1996
Net income (in thousands)                        $1,131      $ 266


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....  3,350,184  3,352,245
    Common stock equivalents from potential
      dilutive exercise of stock options....     91,994     22,466
    Total shares included in computation of
      earnings per share....................  3,442,178  3,374,711

Earnings(loss) per common and common eq. share:    $.33       $.08

CAPTION
                                                 Nine Months Ended
                                                   September 30,

                                                  1997       1996

Net income (loss) (in thousands)                 $3,328    ($1,890)


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding.....  3,349,363  3,351,397
    Common stock equivalents from potential
      dilutive exercise of stock options....     66,018        (a)
    Total shares included in computation of
      earnings per share....................  3,415,381  3,351,397

Earnings (loss) per common and common eq. share:   $.97      ($.56)

     (a)  Omitted pursuant to Section 601(b)(11) of Regulation S-K.