Form 10-K
period 1997-12-31
COMMERCIAL BANKSHARES INC
filed 1998-03-25
CIK 354562

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-K

            {X} ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of February 28, 1998, 3,523,095 shares of the voting stock were issued and outstanding, of which 3,046,722 shares with an aggregate market value of $73,121,328, based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 1997 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on April 16, 1998 are incorporated by reference into Part III.

                                  PART I


Item 1.  Description of Business

Commercial Bankshares, Inc.

      Commercial Bankshares, Inc., (the "Company"), a Florida corporation organized in 1988, is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), as amended, whose wholly owned subsidiary and principal asset is the Commercial Bank of Florida, (the "Bank"). The Company, through its ownership of the Bank, is engaged in a commercial banking business, and its primary source of earnings is derived from income generated by its ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its wholly owned subsidiary, the Bank, on a consolidated basis.

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


Commercial Bank of Florida

      The Bank is a Florida chartered banking corporation originally chartered in February, 1979. It operated as Sunset Commercial Bank until its acquisi-tion by the Company in 1988, at which time its name was changed to Commercial Bank of Florida. The Bank engages in commercial banking and related business-es from its thirteen banking facilities: its main office and eight other offices located in Dade County, Florida, and four offices in Broward County, Florida.

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


Employees

      At December 31, 1997, the Company and the Bank together employed 168 employees, of whom 7 are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


Millennium Compliance

      All of the Company's software products including without limitations, any parts or components thereof, when used prior to, during and after the turn-of-the-century, are programmed to process turn-formats that have century recognition, calculations that accommodate same-century and multi-century formulas and date values, date interface values that reflect the century and calculations that accommodate the occurrence of leap year. The Company is not aware of any millennium issues that would cause the Company to incur material costs in resolving such issues.


Market Information

      The Bank's thirteen banking offices are located in Dade and Broward Counties, which comprise the Bank's primary market area. Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area; and (ii) the moderate and the affluent residential market within the primary market area. Management also believes that the most profitable banking relationships are characterized by high deposit balances with a low frequency of transactions. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the smaller commercial customers and households. Management believes that the Bank is well posi-tioned to take advantage of its market segment.


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


Recent Accounting Pronouncements

      During fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125). SFAS 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. This pronouncement did not have a material impact on the financial statements of the Company.


      Statement of Financial Accounting Standards No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 - An Amendment of FASB Statement No. 125 (SFAS 127) amends SFAS No. 125 and will be effective for transactions occurring after December 31, 1997. The effect of SFAS No. 127 on the financial statements has not been determined.

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gain and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately form retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the requirements of SFAS 130 and its impact to the Company.


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

      Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing, or control-ling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the possible adverse effects, such as under-concentra-tion of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

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

      The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1997 and 1996, the Company's total risk-based capital ratios were 19.18% and 20.80%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisi-tions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 1997 and 1996, the Company's leverage ratios were 9.69% and 9.45%, respectively.


Interstate Banking and Branching Legislation

      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Florida law permits bank holding companies, regardless of what region they are located in, to acquire Florida banking organizations, provided that the home state of the acquiring company has enacted reciprocal legisla-tion.

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


Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

      Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapital-ized," or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 1997, the Bank met the definition of a "well capitalized" institution.

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


      In addition, Florida law places certain restrictions on the declaration of dividends from state-chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the Board of Directors of a state-chartered bank, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually, or annually declare a dividend of up to the aggregate of net profits of that period, combined with the bank's retained net profits for the preceding two years and, with the approval of the Florida Department of Banking and Finance, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss, or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department of Banking and Finance or a federal regulatory agency.


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

      The Company owns nine of its thirteen full-service branches and leases
the remaining four offices.   Additional information relating to the Company's
lease commitments is set forth in Note 4 on page 26 in the Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequate-ly covered by insurance.


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


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders
Matters

      Information required to be reported under this item is set forth on pages 13 and 14 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data

      Information required to be reported under this item is set forth on pages 2 and 3 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information required to be reported under this item is set forth on pages 4 through 15 of the 1997 Annual Report to Shareholders and is incorpo-rated herein by reference.


Item 8.  Financial Statements and Supplementary Data

      The information required to be reported under this item is set forth on pages 17 through 34 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.

     Not applicable.



                                 PART III


Item 10.   Directors and Executive Officers of the Registrant.

      Information required to be reported under this item is set forth on pages 1 through 3 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.

      Information required to be reported under this item is set forth on pages 5 and 6 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information required to be reported under this item is set forth on pages 3 through 5 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

      Information required to be reported under this item is set forth on page 3 of the Commercial Bankshares, Inc., Proxy Statement and is incorporated herein by reference.
                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)    Exhibits

         3.1 Articles of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission, No. 33-67254, effective October 5, 1993 ("Registration Statement").

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

         10.5 Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997. Incorporated by reference to Exhibit 10.5 that accompanies the 1996 Annual Report on Form 10-K.

         10.6 Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated March 5, 1997. Incorporated by reference to Exhibit 10.6 that accompanies the 1996 Annual Report on Form 10-K.

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


         10.12 Standard Office Building Lease, dated December 10, 1996, between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant), (filed herewith).

         11.1   Computation of Earnings per Common and Common Equivalent
                Share.
                Information required to be reported under this exhibit is set forth on page 29 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

         13.1   1997 Annual Report to Shareholders of Commercial
                Bankshares, Inc. *

         21.1 Subsidiaries of the Company. Information required to be reported under this exhibit is incorporated by rederence to exhibit 21.1 that accompanies the 1996 Annual Report on Form 10-K.

         23.1    Consent of Coopers & Lybrand L.L.P. (filed herewith).


         All other exhibits are omitted because they are not applicable.


    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

[FN]
    * Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K.

                                SIGNATURES




    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)    COMMERCIAL BANKSHARES, INCORPORATED



By:/s/ Jack J. Partagas

Jack J. Partagas
President and Chief Operating Officer
March 18, 1998


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
       Signature                     Title                  Date



/s/ Joseph W. Armaly          Chairman of the Board of       March 18, 1998
Joseph W. Armaly              Directors and
                              Chief Executive Officer
                              (Principal Executive Officer)

/s/ Jack J. Partagas          President, Chief Operating     March 18, 1998
Jack J. Partagas              Officer, and Director


/s/ Cromwell A. Anderson      Director                       March 18, 1998
Cromwell A. Anderson


/s/ Martin Yelen              Director                       March 18, 1998
Martin Yelen


/s/ Robert Namoff             Director                       March 18, 1998
Robert Namoff


/s/ Barbara E. Reed           Senior Vice President          March 18, 1998
Barbara E. Reed               and Treasurer
                              (Principal Accounting Officer)

                               Exhibit 21.1



            Subsidiaries of Commercial Bankshares, Incorporated


Commercial Bank of Florida, a Florida chartered banking corporation (100%)


                Subsidiaries of Commercial Bank of Florida


10899 Sunset Property Corporation, a Florida corporation (100%)

Miami Springs Property, Incorporated, a Florida corporation (100%)