Form 10-Q
period 1998-03-31
COMMERCIAL BANKSHARES INC
filed 1998-05-15
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998

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




CLASS                                   OUTSTANDING AT May 8, 1998

COMMON STOCK, $.08 PAR VALUE              3,531,915 SHARES

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

              CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 1998 and December 31, 1997
            (Dollars in thousands except share data)

                                             March 31,   December 31,
                                                1998       1997
                                            (Unaudited)
Assets:
     Cash and due from banks                 $ 19,149    $ 17,222
     Federal funds sold                        13,875      10,339
        Total cash and cash equivalents        33,024      27,561

     Investment securities available for sale, at
          fair value (cost of $112,000 in 1998
          and $91,381 in 1997)                115,373      95,054
     Investment securities held to maturity
          (aggregate fair value of $79,573
            in 1998 and $85,174 in 1997)       77,560      83,012

     Loans, net                               172,779     170,401
     Premises and equipment, net               13,896      13,230
     Accrued interest receivable                3,333       2,755
     Goodwill, net                                927         972
     Other assets                               3,314       3,214
         Total assets                        $420,206    $396,199

Liabilities and stockholders' equity:
     Deposits:
     Demand                                  $ 75,179    $ 65,646
     Savings                                   22,157      21,416
     Interest-bearing checking                 53,067      52,303
     Money market accounts                     40,948      44,014
     Time                                     142,567     136,465
        Total deposits                        333,918     319,844

     Sec sold under agreements to repurchase   40,005      31,285
     Accounts payable and accrued liabilities   3,009       2,493
     Accrued interest payable                     583         648
         Total liabilities                    377,515     354,270

Stockholders' equity:
     Common stock, $.08 par value, 6,250,000
         authorized shares, 3,530,812 issued and
         outstanding (3,521,095 in 1996)          282         282
     Additional paid-in capital                35,097      35,013
     Retained earnings                          5,018       4,148
     Accumulated other comprehensive income     2,361       2,553
     Treasury stock, 5,512 shares, at cost        (67)        (67)
         Total stockholders' equity            42,691      41,929

     Tot liabilities and stockholders' equity$420,206    $396,199

      The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended March 31, 1998 and 1997
          (Dollars in thousands except per share data)
                           (Unaudited)

                                              1998         1997
Interest income:
   Interest and fees on loans                $3,834        $2,999
   Interest on investment securities          2,811         3,000
   Interest on federal funds sold               191           139
     Total interest income                    6,836         6,138

Interest expense:
   Interest on deposits                       2,365         2,091
   Interest on securities sold under
      agreements to repurchase                  379           331
     Total interest expense                   2,744         2,422

     Net interest income                      4,092         3,716
Provision for loan losses                        35            20
     Net interest income after provision
       for loan losses                        4,057         3,696

Non-interest income:
   Service charges on deposit accounts          482           489
   Other fees and service charges               123            93
   Gain on sales of premises and equipment        -             -
   Gain on sales of investment securities         -             -
     Total non-interest income                  605           582

Non-interest expense:
   Salaries and employee benefits             1,687         1,566
   Occupancy expense                            283           254
   Professional fees                             61            71
   Furniture and equipment expense              226           217
   Data processing                              191           182
   FDIC Insurance                                30            30
   Amortization of goodwill                      45            44
   Other                                        374           357
     Total non-interest expense               2,897         2,721

Income before income taxes                    1,765         1,557
Provision for income taxes                      542           465

     Net income                              $1,223        $1,092


Earnings per common and common equivalent share:
     Basic                                     $.35         $.31
     Diluted                                   $.34         $.31

Weighted average number of shares and common
   equivalent shares:
     Basic                                3,518,869    3,515,583
     Diluted                              3,644,806    3,560,742

           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the three months ended March 31, 1998 and 1997
                          (Dollars in thousands)
                                (Unaudited)


                                           1998           1997

Net income                                $ 1,223        $ 1,092
Unrealized holding losses arising
  during the period                          (121)          (198)
Comprehensive income                       $1,102         $  894



















           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 1998 and 1997
                              (In thousands)
                                (Unaudited)


                                                     1998      1997
Cash flows from operating activities:
  Net income                                        $ 1,223  $ 1,092
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                              35       20
  Depreciation, amortization, and accretion, net        234      231
 Gain on sale of investment securities                   -         -
 Gain on sale of premises and equipment                  -         -
  Change in accrued interest receivable                (956)    (472)
  Change in other assets                                356     (102)
  Change in net income tax liability                    490      369
  Change in accounts payable and accrued liabilities    124      138
  Change in accrued interest payable                   (65)      (49)
  Net cash provided by operating activities          1,411     1,227

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                 5,651     2,367
  Proceeds from maturities of investment securities
    available for sale                              41,065         -
  Proceeds from sales of investment securities
    held to maturity                                     -     1,590
  Proceeds from sales of investment securities
    available for sale                                   -    15,000
  Purchases of investment securities held to maturity    -         -
  Purchases of investment secs available for sale  (61,874)  (20,952)
  Net change in loans                               (2,446)  (11,731)
  Purchases of premises and equipment                 (869)     (352)
  Sales of premises and equipment                        -         -
  Net cash used in investing activities            (18,473)  (14,078)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time dep accounts   14,074     3,315
  Net change in securities sold under agreements
    to repurchase                                    8,720     2,079
  Dividends paid                                      (353)     (268)
  Proceeds from issuance of stock                       84         -
 Net cash provided by financing activities          22,525     5,126

Increase (decrease) in cash and cash equivalents     5,463    (7,725)
Cash and cash equivalents at beginning of period    27,561    29,896
Cash and cash equivalents at end of period         $33,024   $22,171

Supplemental disclosures:
  Interest paid                                    $   481   $   352

  Income taxes paid                                $   285   $    96

           The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 1997, 1996, and 1995, for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.


2.  PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average numbers of shares and equivalent shares for 1998 and 1997 include the effect of the one-for-twenty (five per cent) stock dividend effective on January 3, 1997.


3.  COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

Total comprehensive income amounted to approximately $1.03 million and $777,000, for the first quarters of 1998 and 1997, respectively.











        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 1998, was $1.22 million, a 12% increase over the quarter ended March 31, 1997, of $1.1 million. Basic and diluted earnings per share were $.35 and $.34, respectively, for the first quarter of 1998, as compared to $.31 and $.31, respectively, for the first quarter of 1997.

The Company's first quarter net interest income increased by $376,000, or 10.1%, from the corresponding quarter in 1997. This is due primarily to the increased earning assets resulting from a rise in deposits during the quarter. The net interest margin also increased from 4.72% (annualized) for the first quarter of 1997 to 4.77% for the corresponding quarter in 1998, the result of the continuing shift in assets to the higher yielding loan portfolio. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Salaries and employee benefits expense increased by $121,000, or 7.73%, for the first quarter of 1998, from the corresponding quarter of 1997. The increase includes normal payroll increases and the cost of increasing the Company's staff from 166 to 173 full-time employees from March 31, 1997, to March 31, 1998. The staff increase during that interval was primarily as a result of the opening of a new office on February 17, 1998.

Occupancy expense increased by $29,000, or 11.42%, for the first quarter in 1998 from the corresponding quarter in 1997. This increase is primarily due to the increased rent on the relocation of the Coral Springs branch in April 1997.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at March 31, 1998, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2.29 million (or 1.31% of total loans) at March 31, 1998, as compared with $2.25 million (or 1.31% of total loans) at December 31, 1997. For the three months ended March 31, 1998, the allowance for loan losses was increased by the provision for loan losses of $35,000, as well as by approximately $8,000 in net recoveries of previous loss charge-offs. For the three months ended December 31, 1997, the allowance was credited with a provision for losses of $30,000 and reduced by approximately $35,000 in net loss charge-offs. The Company actively pursues collection of past due loans.

Approximately $100.0 million (or 57.1% of total loans) was secured by non-residential real estate and $34.5 million (or 19.7% of total loans) was secured by residential real estate as of March 31, 1998. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at March 31, 1998.











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

The Company's liquidity at March 31, 1998, consisted of $33.0 million in cash and cash equivalents and $115.4 million in available-for-sale investments, for a total of $148.4 million, compared with a total of $122.6 million at year-end 1997, an increase of approximately $25.8 million. The federal funds sold component of liquidity was nearly unchanged during that period. The total of deposits and securities sold under agreements to repurchase, $373.9 million at March 31, 1998, increased by $22.8 million or 6.5% over the year-end 1997 level, $351.1 million. The funds provided by the changes in those accounts were invested in securities or used to fund loans. Purchases of investment securities categorized as "available for sale" exceeded sales and maturities in the same category by $20.8 million since year-end. Sales and maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $5.7 million since year-end. Gross loans at March 31, 1998, of $175.1 million increased by $2.5 million, or 1.4% over the year-end 1997 level.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 17.94%, 18.99%, and 9.37%, respectively, as of March 31, 1998.


                   PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
 Senior Vice President &
       Treasurer



Date:     May 8, 1998

                           Exhibit 11


 COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


The computation of earnings per common and common equivalent share is as follows:

                                                Three Months Ended
                                                     March 31,

                                                  1998       1997
Net income (in thousands)                        $1,223     $1,092


Weighted average number of shares and
  equivalent shares:

Weighted average shares outstanding (basic)   3,518,869  3,515,583

    Common stock equivalents from potential
      dilutive exercise of stock options        125,937     45,159

    Weighted average shares and common
      equivalent shares outstanding (diluted) 3,644,806  3,560,742

Earnings per common and common equivalent share:
    Basic                                          $.35       $.31
    Diluted                                        $.34       $.31
