Form 10-Q/A
period 1998-03-31
COMMERCIAL BANKSHARES INC
filed 1998-06-08
CIK 354562

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



















           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 1998 and 1997
                              (In thousands)
                                (Unaudited)


                                                     1998      1997
Cash flows from operating activities:
  Net income                                        $ 1,223  $ 1,092
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                              35       20
  Depreciation, amortization, and accretion, net        234      231
 Gain on sale of investment securities                   -         -
 Gain on sale of premises and equipment                  -         -
  Change in accrued interest receivable                (986)    (472)
  Change in other assets                                356     (102)
  Change in net income tax liability                    490      369
  Change in accounts payable and accrued liabilities    124      138
  Change in accrued interest payable                   (65)      (49)
  Net cash provided by operating activities          1,411     1,227

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                 5,651     2,367
  Proceeds from maturities of investment securities
    available for sale                              41,065         -
  Proceeds from sales of investment securities
    held to maturity                                     -     1,590
  Proceeds from sales of investment securities
    available for sale                                   -    15,000
  Purchases of investment securities held to maturity    -         -
  Purchases of investment secs available for sale  (61,874)  (20,952)
  Net change in loans                               (2,446)  (11,731)
  Purchases of premises and equipment                 (869)     (352)
  Sales of premises and equipment                        -         -
  Net cash used in investing activities            (18,473)  (14,078)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time dep accounts   14,074     3,315
  Net change in securities sold under agreements
    to repurchase                                    8,720     2,079
  Dividends paid                                      (353)     (268)
  Proceeds from issuance of stock                       84         -
 Net cash provided by financing activities          22,525     5,126

Increase (decrease) in cash and cash equivalents     5,463    (7,725)
Cash and cash equivalents at beginning of period    27,561    29,896
Cash and cash equivalents at end of period         $33,024   $22,171

Supplemental disclosures:
  Interest paid                                    $   481   $   352

  Income taxes paid                                $   285   $    96

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
