Form 10-Q
period 1998-06-30
COMMERCIAL BANKSHARES INC
filed 1998-08-14
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998

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




CLASS                                           OUTSTANDING AT July 16, 1998

COMMON STOCK, $.08 PAR VALUE                    3,540,183 SHARES

                       T A B L E   O F  C O N T E N T S





PART I      Item 1.     Financial Statements                                 1

            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                           7

PART II     Item 6.     Exhibits and Reports on Form 8-K                     9

                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     June 30, 1998, and December 31, 1997
                   (Dollars in thousands except share data)
                                  (Unaudited)

                                                      June 30,    December 31,
                                                        1998         1997
Assets:
      Cash and due from banks                         $ 16,583      $ 17,222
      Federal funds sold                                18,445        10,339
        Total cash and cash equivalents                 35,028        27,561

      Investment securities available for sale, at
            fair value (cost of $109,912 in 1998
            and $91,381 in 1997)                       118,121        95,054
      Investment securities held to maturity
            (aggregate fair value of $73,776
              in 1998 and $85,174 in 1997)              67,839        83,012

      Loans, net                                       178,483       170,401
      Premises and equipment, net                       14,145        13,230
      Accrued interest receivable                        3,109         2,755
      Goodwill, net                                        882           972
      Other assets                                       3,281         3,214
          Total assets                                $420,888      $396,199

Liabilities and stockholders' equity:
      Deposits:
      Demand                                          $ 75,338      $ 65,646
      Savings                                           21,600        21,416
      Interest-bearing checking                         52,797        52,303
      Money market accounts                             42,387        44,014
      Time                                             145,734       136,465
          Total deposits                               337,856       319,844

      Securities sold under agreements to repurchase    35,690        31,285
      Accounts payable and accrued liabilities           2,755         2,493
      Accrued interest payable                             623           648
          Total liabilities                            376,924       354,270

Stockholders' equity:
      Common stock, $.08 par value, 6,250,000
          authorized shares, 3,540,183 issued and
          outstanding (3,523,095 in 1997)                  282           282
      Additional paid-in capital                        35,214        35,013
      Retained earnings                                  5,872         4,148
      Accumulated other comprehensive income             2,663         2,553
      Treasury stock, 5,512 shares, at cost                (67)          (67)
          Total stockholders' equity                    43,964        41,929

          Total liabilities and stockholders' equity  $420,888      $396,199


             The accompanying notes are an integral part of these condensed consolidated financial statements

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended June 30, 1998 and 1997
                 (Dollars in thousands except per share data)
                                  (Unaudited)
                                                         1998            1997
Interest income:
    Interest and fees on loans                          $3,978          $3,240
    Interest on investment securities                    2,925           2,987
    Interest on federal funds sold                         112             122
       Total interest income                             7,015           6,349

Interest expense:
    Interest on deposits                                 2,458           2,114
    Interest on securities sold under
      agreements to repurchase                             420             388
       Total interest expense                            2,878           2,502

       Net interest income                               4,137           3,847
Provision for loan losses                                   30             110
       Net interest income after provision
         for loan losses                                 4,107           3,737

Non-interest income:
    Service charges on deposit accounts                    479             475
    Other fees and service charges                         121             114
    Gain on sales of premises and equipment                  -              95
    Gain on sales of investment securities                   1               0
       Total non-interest income                           601             684

Non-interest expense:
    Salaries and employee benefits                       1,727           1,580
    Occupancy expense                                      296             323
    Furniture and equipment expense                        239             220
    Data Processing                                        192             181
    Professional fees                                       80              96
    Stationery and supplies                                 64              64
    Insurance                                               48              50
    Other                                                  353             327
       Total non-interest expense                        2,999           2,841

Income before income taxes                               1,709           1,580
Provision for income taxes                                 502             475

       Net income                                       $1,207          $1,105


Earnings per common and common equivalent share
       Basic                                              $.34            $.31
       Diluted                                            $.33            $.31

Weighted average number of shares and common
    equivalent shares:
    Basic                                            3,531,503       3,517,099
    Diluted                                          3,656,651       3,575,890

                   The accompanying notes are an integral part of these condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      For the six months ended June 30, 1998 and 1997
                       (Dollars in thousands except per share data)
                                        (Unaudited)
                                                         1998            1997
Interest income:
    Interest and fees on loans                          $7,812          $6,239
    Interest on investment securities                    5,736           5,987
    Interest on federal funds sold                         303             261
       Total interest income                            13,851          12,487

Interest expense:
    Interest on deposits                                 4,823           4,205
    Interest on securities sold under
      agreements to repurchase                             799             719
       Total interest expense                            5,622           4,924

       Net interest income                               8,229           7,563
Provision for loan losses                                   65             130
       Net interest income after provision
         for loan losses                                 8,164           7,433

Non-interest income:
    Service charges on deposit accounts                    961             964
    Other fees and service charges                         244             207
    Gain on sales of premises and equipment                  -              95
    Gain on sales of investment securities                   1               -
       Total non-interest income                         1,206           1,266

Non-interest expense:
    Salaries and employee benefits                       3,414           3,146
    Occupancy                                              579             577
    Furniture and equipment                                465             437
    Data processing                                        383             363
    Professional                                           141             167
    Stationery and supplies                                124             124
    Insurance                                               96              99
    Other                                                  694             649
       Total non-interest expense                        5,896           5,562

Income before income taxes                               3,474           3,137
Provision for income taxes                               1,044             940

       Net income                                       $2,430          $2,197


Earnings per common and common equivalent share:
       Basic                                              $.69            $.63
       Diluted                                            $.67            $.62

Weighted average number of shares and common
    equivalent shares:
       Basic                                         3,525,221       3,516,345
       Diluted                                       3,648,473       3,568,363


                   The accompanying notes are an integral part of these condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  For the three months and six months ended June 30, 1998
                                      (In thousands)
                                        (Unaudited)



                                                          Three Months Ended
                                                               June 30,

                                                         1998            1997

Net Income                                              $1,207          $1,105
Unrealized holding gains arising
  during the period                                        190             305
Comprehensive income                                    $1,397          $1,410







                                                           Six Months Ended
                                                               June 30,

                                                         1998            1997

Net Income                                              $2,430          $2,197
Unrealized holding gains arising
  during the period                                         69             107
Comprehensive income                                    $2,499          $2,304






















                   The accompanying notes are an integral part of these condensed consolidated financial statements

                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended June 30, 1998 and 1997
                                      (In thousands)
                                        (Unaudited)

                                                          1998        1997
Cash flows from operating activities:
  Net income (loss)                                     $ 2,430     $ 2,197
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                  65         130
  Depreciation, amortization, and accretion, net            583         461
  Gain on sale of investment securities                      (1)          -
  Gain on sale of premises and equipment                      -        (105)
  Change in accrued interest receivable                    (762)         95
  Change in other assets                                    405      (2,642)
  Change in net income tax liability                         (1)        (86)
  Change in accounts payable and accrued liabilities        167       2,931
  Change in accrued interest payable                        (25)        (68)
  Net cash provided by operating activities               2,861       2,913

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                     16,035       5,116
  Proceeds from maturities of investment securities
    available for sale                                   51,593           3
  Proceeds from sales of investment securities
    held to maturity                                          -       1,890
  Proceeds from sales of investment securities
    available for sale                                        -      20,000
  Purchases of investment securities held to maturity         -        (726)
  Purchases of investment securities available for sale (75,432)    (20,952)
  Net change in loans                                    (8,180)    (15,709)
  Purchases of premises and equipment                    (1,322)     (2,396)
  Sales of premises and equipment                             -         916
  Net cash used in investing activities                 (17,306)    (11,858)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time deposit accounts    18,012       2,589
  Net change in securities sold under agreements
    to repurchase                                         4,405         934
  Dividends paid                                           (706)       (536)
  Proceeds from issuance of stock                           201          20
  Net cash provided by financing activities              21,912       3,007

Increase (decrease) in cash and cash equivalents          7,467      (5,938)
Cash and cash equivalents at beginning of period         27,561      29,896
Cash and cash equivalents at end of period             $ 35,028    $ 23,958

Supplemental disclosures:
  Interest paid                                        $    932    $    787

  Income taxes paid                                    $    991    $  1,026

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

2.  PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average numbers of shares and equivalent shares for 1998 and 1997 include the effects of the one-for-twenty (five per cent) stock dividends effective on January 2, 1998 and January 3, 1997.


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

Total comprehensive income amounted to approximately $1.40 million and $1.41 million, respectively, for the second quarters of 1998 and 1997, and $2.50 million and $2.30 million, respectively, for the six months ended June 30, 1998 and 1997.

               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 1998, was approximately $1.21 million, a 9% increase over the quarter ended June 30, 1997, of $1.11 million. Basic and diluted earnings per share were $.34 and $.33 respectively, for the second quarter of 1998, as compared to $.31 and $.31 respectively, for the second quarter of 1997.

For the six months ended June 30, 1997 the Company's net income was $2.43 million, an 11% increase over the six months ended June 30, 1997, of $2.20 million. Basic and diluted earnings per share were $.69 and $.67 respectively, for the six months ended June 30, 1998, as compared to $.63 and $.62 respectively, for the six months ended June 30, 1997.

The Company's second quarter 1998 net interest income increased by $290,000, or 7.5%, from the corresponding quarter in 1997. Net interest income for the six months ended June 30, 1998 also increased by $666,000, or 8.8%, from the corresponding period in 1997. The increase in net interest income is attributable to an increase in average earning assets of $41 million, or 12%, for the quarter and $31.2 million, or 9%, for the six months ended June 30, 1998.

The annualized net interest margins for the quarter and six months ended June 30, 1998 were 4.61% and 4.70%, respectively. This compares to 4.75% and 4.73%, respectively, for the quarter and six months ended June 30, 1997. The decrease of 14 basis points for the quarter and three basis points for six months is the result of a higher percentage of newly acquired deposits invested in securities rather than in loans which provide higher yield. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 1998 decreased by $83,000, or 12.1%, and decreased by $60,000 or 4.7%, for the first six months of 1998, from the corresponding periods of 1997. The decrease is primarily due to the sale of property in May 1997 that resulted in a gain of $95,000.

Salaries and employee benefits expense increased by $147,000, or 9.3%, for the second quarter of 1998 and by $268,000, or 8.5%, for the first six months of 1998, from the corresponding periods of 1997. The increase includes normal payroll increases and the cost of increasing the Company's staff from 169 to 174 full-time equivalent employees from June 30, 1997, to June 30, 1998. The staff increase is primarily due to the opening of two new branches in 1998.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at June 30, 1998, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2,327,000 (or 1.29% of total loans) at June 30, 1998, as compared with $2,233,000 (or 1.53% of total loans) at June 30, 1997. For the six months ended June 30, 1998, the allowance for loan losses was increased by the provision for loan losses of $65,000, as well as by approximately $15,000 in net recoveries of previous loss charge-offs. For the corresponding period of 1997, the allowance was increased by the provision for loan losses of $130,000, as well as approximately $54,000 in net recoveries of previous loss charge-offs. The Company actively pursues collection of the past due loans.

Approximately $104.9 million (or 58.0% of total loans) were secured by non-residential real estate and $34.3 million (or 19.0% of total loans) were secured by residential real estate as of June 30, 1998. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had one non-accrual loan of approximately $84,000 at June 30, 1998. Interest income of $3,000 and $4,000, respectively, was recognized on this non-accrual loan to date in 1998 and 1997. If the non-accrual loan was on full accrual, additional interest income of approximately $300 and $0, respectively, would have been recorded during 1998 and 1997.



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

The Company's liquidity at June 30, 1998, consisted of $35.0 million in cash and cash equivalents and $118.1 million in available-for-sale investments, for a total of $153.1 million, compared with a total of $122.6 million at year-end 1997, an increase of approximately $30.5 million. The federal funds sold component of liquidity was increased by approximately $8.1 million during that period. The total of deposits and securities sold under agreements to repurchase, $373.5 million at June 30, 1998, increased by $22.4 million or 6.4% over the year-end 1997 level, $351.1 million. The funds provided by the changes in those accounts were invested in securities or used to fund loans. Purchases of securities categorized as "available for sale" exceeded sales and maturities in the same category by $23.1 million since year-end, partially offset by maturities of securities categorized as "held to maturity" which exceeded purchases in the same category by $15.2 million since year-end. Gross loans at June 30, 1998, of $180.1 million increased by $8.2 million, or 4.7% over the year-end 1997 level.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 17.91%, 18.94%, and 9.60%, respectively, as of June 30, 1998.



YEAR 2000 COMPLIANCE

Management's evaluation of Year 2000 issues is ongoing and involves continual evaluation and monitoring. The Company has established a Year 2000 committee and a Board of Directors' Year 2000 committee to address the necessary enhancements to computer, communication, and other systems which may be affected by Year 2000 issues.

The Company has developed a Year 2000 plan which complies with the Federal Reserve's Year 2000 Supervision Program and its published guidelines, which include requirements regarding project plans, testing plans and contingency plans. The Year 2000 plan has identified individual projects, assigned a priority, and tracks the progress of each. Emphasis has been placed on those projects considered to be critical to the functioning of the company, or "mission critical". To date all mission critical projects are expected to be Year 2000 compliant by December 31, 1998. A project is considered compliant when the software/hardware has been verified to be Year 2000 compliant by the vendor, and testing has been completed.

The Company has identified costs of $375,000 related to the Year 2000 issue, including hardware, software, installation and human resources. Approximately $65,000 and $40,000 were utilized in the first six months of 1998 and the year 1997, respectively.

The above reflects management's best estimates, which include numerous assumptions of future events. The actual results could differ materially from those shown due to these estimates, assumptions and forward looking statements. Factors which may be beyond the Company's control include, but are not limited to, vendor representations, third party modification plans, technological advances and economic factors.





                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 11. Statement re computation of earnings per share.

     All other exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1998.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
Senior Vice President &
      Treasurer



Date:   August 7, 1998


                                   Exhibit 11


        COMPUTATION OF EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE


The computation of earnings per common and common equivalent share is as follows:

                                                        Three Months Ended
                                                             June 30,
                                                         1998         1997

Net income (in thousands)                               $1,207        $1,105


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding (basic)      3,531,503     3,517,099

    Common stock equivalents from potential
      dilutive exercise of stock options               125,148        58,791

Total shares included in computation of
      earnings per share                             3,656,651     3,575,890

Earnings per common and common equivalent share:
    Basic                                                 $.34          $.31
    Diluted                                               $.33          $.31




                                                         Six Months Ended
                                                              June 30,

                                                         1998         1997

Net income (in thousands)                               $2,430        $2,197


Weighted average number of shares and
  equivalent shares:

    Weighted average shares outstanding (basic)      3,525,221     3,516,345

    Common stock equivalents from potential
      dilutive exercise of stock options               123,252        52,018

Total shares included in computation of
      earnings per share                             3,648,473     3,568,363

Earnings per common and common equivalent share:
    Basic                                                 $.69          $.63
    Diluted                                               $.67          $.62


