Form 10-Q
period 1998-09-30
COMMERCIAL BANKSHARES INC
filed 1998-11-17
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q


                                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1998

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



CLASS                                      OUTSTANDING AT November 13, 1998
COMMON STOCK, $.08 PAR VALUE               3,528,771 SHARES


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


                     COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                      September 30, 1998, and December 31, 1997
                      (Dollars in thousands except share data)
                                     (Unaudited)

                                                September 30,  December 31,
                                                    1998           1997
Assets:
   Cash and due from banks                        $ 14,366      $ 17,222
   Federal funds sold                                8,399        10,339
      Total cash and cash equivalents               22,765        27,561

   Investment securities available for sale, at
      fair value (cost of $108,130 in 1998
      and $91,381 in 1997)                         112,343        95,054
   Investment securities held to maturity
      (aggregate fair value of $70,695
       in 1998 and $85,174 in 1997)                 68,853        83,012
   Loans, net                                      189,070       170,401
   Premises and equipment, net                      14,075        13,230
   Accrued interest receivable                       3,875         2,755
   Goodwill, net                                       837           972
   Other assets                                      3,911         3,214
      Total assets                                $415,729      $396,199
Liabilities and stockholders' equity:
   Deposits:
   Demand                                         $ 70,912      $ 65,646
   Savings                                          22,003        21,416
   Interest-bearing checking                        49,942        52,303
   Money market accounts                            41,805        44,014
   Time                                            149,840       136,465
      Total deposits                               334,502       319,844
   Securities sold under agreements to repurchase   32,234        31,285
   Accounts payable and accrued liabilities          3,184         2,493
   Accrued interest payable                            598           648
      Total liabilities                            370,518       354,270
Stockholders' equity:
Common stock, $.08 par value, 6,250,000
   authorized shares, 3,528,771 issued and
   outstanding (3,523,095 in 1997)                     282           282
Additional paid-in capital                          35,214        35,013
Retained earnings                                    6,696         4,148
Accumulated other comprehensive income               3,163         2,553
Treasury stock, 9,612 shares, at cost in 1998,        (144)          (67)
and 5,512 shares in 1997
 Total stockholders' equity                         45,211        41,929
Total liabilities and stockholders' equity        $415,729      $396,199

                       COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  For the three months ended September 30, 1998 and 1997
                       (Dollars in thousands except per share data)
                                       (Unaudited)
                                              1998                     1997
Interest income:
       Interest and fees on loans            $4,162                   $3,422
       Interest on investment securities      2,787                    2,823
       Interest on federal funds sold           219                      119
           Total interest income              7,168                    6,364
       Interest expense:
       Interest on deposits                   2,571                    2,146
       Interest on securities sold under
      agreements to repurchase                  421                      389
           Total interest expense             2,992                    2,535
           Net interest income                4,176                    3,829
Provision for loan losses                        95                       10
           Net interest income after provision
             for loan losses                  4,081                    3,819
Non-interest income:
       Service charges on deposit accounts      488                      507
       Other fees and service charges           129                      104
       Gain on sales of premises and equipment    -                        1
       Gain on sales of investment securities    67                       88
           Total non-interest income            684                      700
Non-interest expense:
       Salaries and employee benefits         1,747                    1,618
       Occupancy expense                        323                      317
       Furniture and equipment expense          231                      225
       Data Processing                          202                      181
       Professional fees                         32                       90
       Stationery and supplies                   67                       45
       Insurance                                 45                       42
       Other                                    404                      379
           Total non-interest expense         3,051                    2,897
Income before income taxes                    1,714                    1,622
Provision for income taxes                      502                      491
           Net income                        $1,212                   $1,131
Earnings per common and common equivalent share
       Basic                                   $.34                     $.32
       Diluted                                 $.33                     $.31
Weighted average number of shares and common
    equivalent shares:
    Basic                                 3,533,220                3,517,583
    Diluted                               3,643,407                3,609,577



                        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   For the nine months ended September 30, 1998 and 1997
                        (Dollars in thousands except per share data)
                                       (Unaudited)

                                              1998                    1997
Interest income:
      Interest and fees on loans             $11,974                  $9,661
      Interest on investment securities        8,523                   8,810
      Interest on federal funds sold             522                     380
          Total interest income               21,019                  18,851
Interest expense:
      Interest on deposits                     7,394                   6,351
          Interest on securities sold under
      agreements to repurchase                 1,220                   1,108
          Total interest expense               8,614                   7,459
          Net interest income                 12,405                  11,392
Provision for loan losses                        160                     140
          Net interest income after provision
            for loan losses                   12,245                  11,252
Non-interest income:
      Service charges on deposit accounts      1,449                   1,471
      Other fees and service charges             373                     301
      Gain on sales of premises and equipment      -                     106
      Gain on sales of investment securities      68                      88
          Total non-interest income            1,890                   1,966
Non-interest expense:
      Salaries and employee benefits           5,161                   4,764
      Occupancy                                  902                     894
      Furniture and equipment                    696                     662
      Data processing                            585                     543
      Professional                               132                     215
      Stationery and supplies                    191                     169
      Insurance                                  140                     142
      Other                                    1,140                   1,070
          Total non-interest expense           8,947                   8,459
Income before income taxes                     5,188                   4,759
Provision for income taxes                     1,546                   1,431
          Net income                          $3,642                  $3,328
Earnings per common and common equivalent share:
         Basic                                 $1.03                    $.95
         Diluted                               $1.00                    $.93

Weighted average number of shares and common
      equivalent shares:
          Basic                            3,527,917               3,516,762
          Diluted                          3,646,692               3,582,780



                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three months and nine months ended September 30, 1998
                              (In thousands)
                                (Unaudited)



                                             Three Months Ended
                                                September 30,

                                            1998                  1997

Net Income                                $1,212                  $1,131
Unrealized holding gains arising
  during the period                          500                     409
Comprehensive income                      $1,712                  $1,540







                                                 Nine Months Ended
                                                   September 30,
                                            1998                  1997

Net Income                                $3,642                  $3,328
Unrealized holding gains arising
  during the period                          610                     579
Comprehensive income                      $4,252                  $3,907










                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                         (In thousands)    (Unaudited)

                                                          1998  1997
Cash flows from operating activities:
  Net income (loss)                                   $ 3,642   $3,328
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                               160      140
  Depreciation, amortization, and accretion, net          934      713
   Gain on sale of investment securities                  (68)     (88)
   Gain on sale of premises and equipment                   -     (106)
  Change in accrued interest receivable                (1,528)    (211)
  Change in other assets                                 (276)    (167)
  Change in net income tax liability                      (54)    (134)
  Change in accounts payable and accrued liabilities      407      326
  Change in accrued interest payable                      (50)     (96)
  Net cash provided by operating activities             3,167    3,705
Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                   19,752   15,161
  Proceeds from maturities of investment securities
    available for sale                                 55,482        5
  Proceeds from sales of investment securities
    held to maturity                                        -    4,624
  Proceeds from sales of investment securities
    available for sale                                  4,111   27,000
  Purchases of investment securities held to maturity       -     (726)
  Purchases of investment secs available for sale     (81,618) (20,952)
  Net change in loans                                 (18,862) (28,403)
  Purchases of premises and equipment                  (1,514)  (2,555)
  Sales of premises and equipment                          49      917
  Net cash used in investing activities               (22,600)  (4,929)
Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time deposit accounts  14,658    1,184
  Net change in securities sold under agreements
    to repurchase                                         949    3,464
  Dividends paid                                       (1,094)    (804)
  Proceeds from issuance of stock                         201       20
   Purchase of treasury stock                             (77)       -
Net cash provided by financing activities              14,637    1,496
Increase (decrease) in cash and cash equivalents       (4,796)     272
Cash and cash equivalents at beginning of period       27,561   29,896
Cash and cash equivalents at end of period           $ 22,765 $ 30,168
Supplemental disclosures:
  Interest paid                                        $1,417 $  1,249
  Income taxes paid                                 $   1,541 $  1,565


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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.


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

The following table reconciles the weighted average shares (Denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                  Three Months Ended                   Three Months Ended
                  September 30, 1998                   September 30, 1997
           Income       Shares     Per-Share   Income       Shares     Per-Share
         (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
Basic EPS   $1,212      $3,533       $.34       $1,131     $3,518         $.32
Effect of Dilutive
Options          -         110       (.01)           -         92         (.01)
Diluted EPS $1,212      $3,643        .33       $1,131     $3,610         $.31


                   Nine Months Ended                    Nine Months Ended
                   September 30, 1998                   September 30, 1997
           Income       Shares     Per-Share   Income       Shares     Per-Share
         (Numerator) (Denominator)  Amount   (Numerator)  (Denominator) Amount

Basic EPS   $3,642      $3,528      $1.03       $3,328     $3,517         $.95
Effect of Dilutive
Options          -         119       (.03)           -         66         (.02)
Diluted EPS $3,642      $3,647      $1.00       $3,328     $3,583         $.93


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

Total comprehensive income amounted to approximately $1.71 million and $1.54 million, respectively, for the third quarters of 1998 and 1997, and $4.25 million and $3.91 million, respectively, for the nine months ended September 30, 1998 and 1997.





4.   NEW ACCOUNTING PRONOUNCEMENT

In October, 1998, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 134 Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement amends FASB Statement 65 Accounting for Certain Mortgage Banking Activities, to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The impact of this standard is not expected to be material in relation to the consolidated financial statements.

In June, 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that all derivatives be included as assets or liabilities in the balance sheet and that such instruments be carried at fair market value through adjustments to either other comprehensive income or current earnings or both, as appropriate. SFAS No. 133 is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. The impact of this standard is not expected to be material in relation to the consolidated Financial Statements.

Statement of Financial Accounting Standards No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits, does not change the recognition or measurement associated with pension or postretirement plans.
It standardizes certain disclosures, requires additional information about changes in the benefit obligations and about changes in the fair value of plan assets to facilitate analysis, and eliminates certain disclosures that were not deemed useful. This Standard is effective for financial statements issued for periods beginning after December 15,1997.

In June, 1997, FASB issued SFAS 131, Disclosures about Segments of an
Enterprise and Related Information. SFAS No. 131 establishes standards and disclosure requirements for the way companies report information about operating segments both in annual and interim reports issued to stockholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The impact of this standard is not expected to be material in relation to the consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 1998, was approximately $1.21 million. Basic and diluted earnings per share were $.34 and $.33 respectively, for the third quarter of 1998, as compared to $.32 and $.31 respectively, for the third quarter of 1997.

For the nine months ended September 30, 1998 the Company's net income was $3.64 million, a 9% increase over the nine months ended September 30, 1997, of $3.33 million. Basic and diluted earnings per share were $1.03 and $1.00 respectively, for the nine months ended September 30, 1998, as compared to $.95 and $.93 respectively, for the nine months ended September 30, 1997.

The Company's third quarter 1998 net interest income increased by $347,000, or 9.1%, from the corresponding quarter in 1997. Net interest income for the nine months ended September 30, 1998 also increased by $1,013,000, or 8.9%, from the corresponding period in 1997. The increase in net interest income is attributable to an increase in average earning assets of $47 million, or 14%, for the quarter and $39.0 million, or 11%, for the nine months ended
September 30, 1998.

The annualized net interest margins for the quarter and nine months ended September 30, 1998 were 4.51% and 4.63%, respectively. This compares to 4.71% and 4.73%, respectively, for the quarter and nine months ended September 30, 1997. The decrease of 20 basis points for the quarter and 10 basis points for nine months is the result of a declining interest rate environment and a relatively flat yield curve during most of 1998. This type of interest rate environment has had an unfavorable impact on the Company's interest rate spread because the Company's rate sensitive assets reprice more quickly than its rate sensitive liabilities. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the third quarter of 1998 decreased by $16,000, or 2.3%, and decreased by $76,000 or 3.9%, for the first nine months of 1998, from the
corresponding periods of 1997.   The decrease for the quarter is primarily
due to a drop in the number of insufficient funds items processed. The decrease for the nine months is due to the sale of property in May 1997 that resulted in a gain of $95,000.

Salaries and employee benefits expense increased by $129,000, or 7.9%, for the third quarter of 1998 and by $397,000, or 8.3%, for the first nine months of 1998, from the corresponding periods of 1997. The increase includes normal payroll increases and the cost of increasing the Company's staff from 169 to 178 full-time equivalent employees from September 30, 1997, to September 30, 1998, due to the opening of two new branches.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at September 30, 1998, was sufficient to absorb potential losses in the loan portfolio.
In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2.38 million (or 1.24% of total loans) at September 30, 1998, as compared with $2.25 million (or 1.42% of total loans) at September 30, 1997. For the nine months ended September 30, 1998, the allowance for loan losses was increased by the provision for loan losses of $160,000, partially offset by approximately $28,000 in net charge-offs. For the corresponding period of 1997, the allowance was increased by the provision for loan losses of $140,000, as well as approximately $63,000 in net recoveries of previous loss charge-offs. The Company had no non-accrual loans at September 30, 1998. The Company actively pursues collection of past due loans.

Approximately $119.7 million (or 62.5% of total loans) were secured by non-residential real estate and $32.6 million (or 17.0% of total loans) were secured by residential real estate as of September 30, 1998. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.



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

The Company's liquidity at September 30, 1998, consisted of $22.8 million in cash and cash equivalents and $112.3 million in available-for-sale investments, for a total of $135.1 million, compared with a total of $122.6 million at
year-end 1997, an increase of approximately $12.5 million.   The total of
deposits and securities sold under agreements to repurchase, $366.7 million at September 30, 1998, increased by $15.6 million or 4.4% over the year-end 1997 level of $351.1 million. The funds provided by the changes in those
accounts were invested in securities or used to fund loans.   Purchases of
securities categorized as "available for sale" exceeded sales and maturities in the same category by $22.0 million since year-end, partially offset by maturities of securities categorized as "held to maturity" which exceeded
purchases in the same category by $19.8 million since year-end.   Gross loans
at September 30, 1998, of $191.4 million increased by $18.8 million, or 10.4% over the year-end 1997 level.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMEL rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 16.80%, 18.31%, and 9.91%, respectively, as of September 30, 1998.



YEAR 2000 COMPLIANCE

Management's evaluation of Year 2000 issues is ongoing and involves continual evaluation and monitoring. The Company has established a Year 2000 committee and Board of Directors' Year 2000 committee to address the necessary enhancements to computer, communication, and other systems which may be affected by Year 2000 issues.

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

The Company has developed a contingency plan that identifies alternate systems or other methods of processing in the event that the existing mission critical systems are not able to operate in part, or in whole, after January 31, 1999.

The Company has identified costs of approximately $400,000 related to the Year 2000 issue, including hardware, software, installation and human resources. Approximately $78,500 and $40,000 were utilized in the first nine months of 1998 and the year ended December 31, 1997, respectively.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27. Financial Data Schedule.


(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)




  /s/ Barbara E. Reed
Senior Vice President &
      Treasurer



Date:   November 16, 1998