Form 10-K
period 1998-12-31
COMMERCIAL BANKSHARES INC
filed 1999-03-29
CIK 354562

U.S. Securities and Exchange Commission
                          Washington, D.C. 20549

                                 Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended   December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

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

Registrant's telephone number, including area code (305) 267-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

        None                                    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.08 par value per share
     (Title of class)

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

As of February 28, 1999, 3,682,662 shares of the voting stock were issued and outstanding, of which 3,159,755 shares with an aggregate market value of $66,354,855, based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.

Documents Incorporated by Reference
1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 1998 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on April 15, 1999 are incorporated by reference into Part III.



                              Table of Contents

Description                                                       Page No.

Part I
 Item 1. Business.....................................................1
 Item 2. Properties...................................................8
 Item 3. Legal Proceedings............................................8
 Item 4. Submission of Matters to a Vote of Security Holders..........8

Part II
 Item 5. Market for Registrant's Common Equity and Related
    Stockholder Matters...............................................8
 Item 6. Selected Financial Data......................................8
 Item 7. Management's Discussion and Analysis of Financial
    Condition and Results of Operation................................8
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..8
 Item 8. Financial Statements and Supplementary Data..................9
 Item 9. Changes in and Disagreements With Accountants
     on Accounting and Financial Disclosure...........................9

Part III
 Item 10. Directors and Executive Officers of the Registrant..........9
 Item 11. Executive Compensation......................................9
 Item 12. Security Ownership of Certain Beneficial Owners
     and Management...................................................9
 Item 13. Certain Relationships and Related Transactions..............9

Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports
     on Form 8-K......................................................10
 Signatures...........................................................12


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


Commercial Bank of Florida

      The Bank is a Florida chartered banking corporation originally chartered in February, 1979. It operated as Sunset Commercial Bank until its acquisi-tion by the Company in 1988, at which time its name was changed to Commercial Bank of Florida. The Bank engages in commercial banking and related business-es from its fourteen banking facilities: its main office and nine other offices located in Miami-Dade County, Florida, and four offices in Broward County, Florida.

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

      The Company considers the general business of retail banking to be its only operating segment.

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


Employees

      At December 31, 1998, the Company and the Bank together employed 182 employees, of whom 8 are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


Market Information

      The Bank's fourteen banking offices are located in Miami-Dade and Broward Counties, which comprise the Bank's primary market area. Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area; and (ii) the moderate and the affluent residential market within the primary market area. Management also believes that the most profitable banking relationships are characterized by high deposit balances with a low frequency of transactions. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the smaller commercial customers and households. Management believes that the Bank is well posi-tioned to take advantage of its market segment.


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

      The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," which consists of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and the unrealized holding gain/loss on available for sale securities. The remainder ("Tier II Capital") may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (ii) 45% of unrealized holding gain on available for sale equity securities, (iii) excess of qualifying perpetual preferred stock, (iv) hybrid capital instru-ments, (v) perpetual debt, (vi) mandatory convertible securities, and (vii) subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

      Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

      The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1998 and 1997, the Company's total risk-based capital ratios were 17.68% and 19.18%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisi-tions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 1998 and 1997, the Company's leverage ratios were 9.52% and 9.69%, respectively.


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

      The FDIC insures the deposits of the Bank to the current maximum allowed by law. As an institution whose deposits are insured by the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC, the Bank also is subject to insurance assessments imposed and set by the FDIC from time to time. The FDIC is further authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The actual assessments to be paid into the BIF and the SAIF are based on the institution's assessment risk classification, which is whether the institution is considered "well capitalized", "adequately capitalized", or "under-capitalized", as those terms have been defined in applicable federal regulations, and whether the institu-tion is considered by its supervising agency to be financially sound or to have supervisory concerns.


Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

      Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapital-ized", or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 1998, the Bank met the definition of a "well capitalized" institution.

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


Monetary Policy And Economic Control.

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


Item 2.  Properties.

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

      The Bank owns ten of its fourteen full-service branches and leases the
remaining four offices.   Additional information relating to the Company's
lease commitments is set forth in Note 4 on page 27 in the 1998 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequate-ly covered by insurance.


Item 3.  Legal Proceedings.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.


                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholders
Matters.

      Information required to be reported under this item is set forth on pages 13 and 14 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data.

      Information required to be reported under this item is set forth on pages 2 and 3 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Information required to be reported under this item is set forth on pages 4 through 16 of the 1998 Annual Report to Shareholders and is incorpo-rated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      Information required to be reported under this item is set forth on pages 14 through 15 of the 1998 Annual Report to Shareholders under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

      The information required to be reported under this item is set forth on pages 17 through 35 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.



                                 PART III


Item 10.   Directors and Executive Officers of the Registrant.

      Information required to be reported under this item is set forth on pages 2 through 3 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.

      Information required to be reported under this item is set forth on pages 6 and 7 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information required to be reported under this item is set forth on pages 4 through 5 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

      Information required to be reported under this item is set forth on pages 3 through 4 of the Commercial Bankshares, Inc. Proxy Statement and is incorpor-ated herein by reference.*

                                 PART IV

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

         10.2 Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 of the Registration Statement.

         10.3 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Joseph W. Armaly, dated March 18, 1994 and amended and restated on December 18, 1998.

         10.4 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Jack J. Partagas, dated March 18, 1994 and amended and restated on December 18, 1998.

         10.5 Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997. Incorporated by reference to Exhibit 10.5 that accompanies the 1996 Annual Report on Form 10-K.

         10.6 Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated December 18, 1998.

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

         10.13 Commercial Bankshares, Inc., Amendment to 1994 Outside Director's Stock Option Plan, dated January 15, 1999.

         10.14 Commercial Bankshares, Inc., Amendment to 1994 Performance Stock Option Plan dated January 15, 1999.

         11.1   Computation of Earnings per Common and Common Equivalent
                Share.
                Information required to be reported under this exhibit is set forth on page 30 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

         13.1   1998 Annual Report to Shareholders of Commercial
                Bankshares, Inc. *

               21.1 Subsidiaries of the Company. Information required to be under this exhibit is incorporated by reference to exhibit
                      21.1 that accompanies the 1996 Annual Report on Form 10-K

               23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

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


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMERCIAL BANKSHARES, INCORPORATED
(Registrant)


By:/s/ Jack J. Partagas
Jack J. Partagas
President and Chief Operating Officer
March 26, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                     Title                  Date

By:/s/ Joseph W. Armaly             Chairman of the Board  March 26, 1999
Joseph W. Armaly                    of Directors and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

By:/s/ Jack J. Partagas             President,             March 26, 1999
Jack J. Partagas                    Chief Operating Officer,
                                    and Director

By:/s/ Cromwell A. Anderson         Director               March 26, 1999
Cromwell A. Anderson


By:/s/ Martin Yelen                 Director               March 26, 1999
Martin Yelen


By:/s/ Robert Namoff                Director               March 26, 1999
Robert Namoff


By:/s/ Barbara E. Reed              Senior Vice President  March 26, 1999
Barbara E. Reed                     and Chief Financial
                                    Officer



                               Exhibit 23.1

Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 33-96606) of Commercial Bankshares, Inc. of our report dated January 15, 1999 appearing on page 17 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Miami, Florida
March 26, 1999