Form 10-Q
period 1999-03-31
COMMERCIAL BANKSHARES INC
filed 1999-05-14
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999

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




CLASS                                   OUTSTANDING AT May 14, 1999
COMMON STOCK, $.08 PAR VALUE              3,683,048 SHARES






                T A B L E   O F  C O N T E N T S





PART I    Item 1.   Financial Statements                         1

          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                   5

PART II   Item 6.   Exhibits and Reports on Form 8-K             7



                 PART I - FINANCIAL INFORMATION

                  ITEM 1 - FINANCIAL STATEMENTS

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 1999 and December 31, 1998
            (Dollars in thousands except share data)


                                                  March 31,   December 31,
                                                    1999          1998
                                                       (Unaudited)
Assets:
     Cash and due from banks                       $ 20,231    $ 19,047
     Federal funds sold                              10,998      16,186
        Total cash and cash equivalents              31,229      35,233

     Investment securities available for sale, at
          fair value (cost of $111,437 in 1999
          and $115,113 in 1998)                     114,426     119,072
     Investment securities held to maturity
          (aggregate fair value of $54,612
            in 1999 and $59,267 in 1998)             52,906      57,430
     Loans, net                                     213,703     199,533
     Premises and equipment, net                     13,981      13,990
     Accrued interest receivable                      3,304       3,148
     Goodwill, net                                      748         793
     Other assets                                     3,351       3,402
         Total assets                              $433,648    $432,601

Liabilities and stockholders' equity:
     Deposits:
     Demand                                        $ 75,691    $ 78,932
     Interest-bearing checking                       57,626      58,984
     Money market accounts                           44,409      41,923
     Savings                                         23,073      22,807
     Time                                           145,115     147,769
         Total deposits                             345,914     350,415

     Securities sold under agreements to repurchase  39,157      33,978
     Accounts payable and accrued liabilities         3,103       2,833
     Accrued interest payable                           582         638
         Total liabilities                          388,756     387,864

Stockholders' equity:
     Common stock, $.08 par value, 6,250,000
         authorized shares, 3,721,798 issued and
         outstanding in 1999 and 1998                   296         296
     Additional paid-in capital                      39,313      39,313
     Retained earnings                                3,903       3,136
     Accumulated other comprehensive income           2,118       2,730
     Treasury stock, 39,136 shares in 1999
         and 1998, at cost                             (738)       (738)
         Total stockholders' equity                  44,892      44,737

         Total liabilities and stockholders'equity $433,648    $432,601


      The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended March 31, 1999 and 1998
          (Dollars in thousands except per share data)
                           (Unaudited)

                                               1999         1998
Interest income:
   Interest and fees on loans                $4,326        $3,834
   Interest on investment securities          2,594         2,811
   Interest on federal funds sold               162           191
     Total interest income                    7,082         6,836

Interest expense:
   Interest on deposits                       2,349         2,365
   Interest on securities sold under
      agreements to repurchase                  338           379
     Total interest expense                   2,687         2,744

     Net interest income                      4,395         4,092
Provision for loan losses                        60            35
     Net interest income after provision
       for loan losses                        4,335         4,057

Non-interest income:
   Service charges on deposit accounts          569           482
   Other fees and service charges               124           123
   Securities gains                               -             -
     Total non-interest income                  693           605

Non-interest expense:
   Salaries and employee benefits             1,866         1,687
   Occupancy expense                            306           283
   Furniture and equipment expense              248           226
   Data processing                              265           191
   Professional fees                             73            61
   Amortization of goodwill                      45            45
   FDIC Insurance                                32            30
   Other                                        410           374
     Total non-interest expense               3,245         2,897

Income before income taxes                    1,783         1,765
Provision for income taxes                      501           542

     Net income                              $1,282        $1,223


Earnings per common and common equivalent share:
     Basic                                     $.35          $.33
     Diluted                                   $.34          $.32

Weighted average number of shares and common
   equivalent shares:
     Basic                                3,682,662     3,695,209
     Diluted                              3,800,419     3,820,161

           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            For the three months ended March 31, 1999 and 1998
                          (Dollars in thousands)
                                (Unaudited)


                                            1999           1998

Net income                                $ 1,282        $ 1,223

Other comprehensive income (loss), net
 of tax:
   Unrealized holding losses arising
    during the period                        (612)          (192)
   Reclassification adjustment for gains
    realized in net income                     -              -
   Other comprehensive income                (612)          (192)

Comprehensive income                       $  670         $1,031

           The accompanying notes are an integral part of these condensed consolidated financial statements

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 1999 and 1998
                              (In thousands)
                                (Unaudited)


                                                     1999      1998
Cash flows from operating activities:
  Net income                                        $ 1,282  $ 1,223
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                             60        35
  Depreciation, amortization, and accretion, net       392       234
  Change in accrued interest receivable               (156)     (986)
  Change in other assets                               (73)      356
  Change in accounts payable and accrued liabilities  1,285      614
  Change in accrued interest payable                  (575)      (65)
  Net cash provided by operating activities          2,215     1,411

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                 4,516     5,651
  Proceeds from maturities of investment securities
    available for sale                              11,589    41,065
  Purchases of investment securities
    held to maturity                                   (35)        -
  Purchases of investment securities
    available for sale                              (7,968)  (61,874)
  Net increase in loans                            (14,230)   (2,446)
  Purchases of premises and equipment                  (64)     (869)
  Sales of premises and equipment                        -         -
  Net cash used in investing activities             (6,192)  (18,473)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
    checking, money market, and time dep accounts   (4,501)   14,074
  Net change in securities sold under agreements
    to repurchase                                    5,179     8,720
  Dividends paid                                      (705)     (353)
  Proceeds from issuance of stock                        -        84
 Net cash provided by financing activities             (27)   22,525

Increase (decrease) in cash and cash equivalents    (4,004)    5,463
Cash and cash equivalents at beginning of period    35,233    27,561
Cash and cash equivalents at end of period         $31,229   $33,024

Supplemental disclosures:
  Interest paid                                    $   521   $   481

  Income taxes paid                                $     -   $   285

           The accompanying notes are an integral part of these condensed consolidated financial statements


           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 1998, 1997, and 1996, for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.


2.  PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average numbers of shares and equivalent shares for 1999 and 1998 include the effect of the one-for-twenty (five per cent) stock dividend effective on January 4, 1999 and January 2, 1998.

The following table reconciles the weighted average shares (Denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                 Three Months Ended                Three Months Ended
                    March 31, 1999                   March 31, 1998
           Income      Shares    Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount

Basic EPS    $1,282   3,683       $ .35      $1,223       3,695      $ .33

Effect of
Dilutive
Options           -     117        (.01)          -         125       (.01)

Diluted EPS  $1,282   3,800       $ .34      $1,223       3,820      $ .32


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

Total comprehensive income amounted to approximately $670,000 and $1.03 million, for the first quarters of 1999 and 1998, respectively.



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 1999, was $1.28 million, a 5% increase over the quarter ended March 31, 1998, of $1.22 million. Basic and diluted earnings per share were $.35 and $.34, respectively, for the first quarter of 1999, as compared to $.33 and $.32, respectively, for the first quarter of 1998.

The Company's first quarter net interest income increased by $303,000, or 7.4%, from the corresponding quarter in 1998. This is due primarily to an increase in earning assets resulting from a rise in deposits during the quarter.

The annualized net interest margin for the quarters ended March 31, 1999 and March 31, 1998 were 4.75% and 4.77%, respectively. The decrease of 2 basis points for the quarter is the result of a declining interest rate environment and a relatively flat yield curve. This type of interest rate environment has had an unfavorable impact on the Company's interest rate spread because the Company's rate sensitive assets reprice more quickly than its rate sensitive liabilities. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first quarter of 1999 increased by $87,000, or 18.05%, from the corresponding period of 1998. The increase for the quarter is primarily due to an increase in the number of transaction fees processed.

Salaries and employee benefits expense increased by $179,000, or 10.61%, for the first quarter of 1999, from the corresponding quarter of 1998. The increase includes normal payroll increases and the cost of increasing the Company's staff from 168 to 180 full-time employees from March 31, 1998, to March 31, 1999. The staff increase during that interval was primarily as a result of the opening of new offices on February 17, 1998, and June 1, 1998.

Occupancy expense increased by $23,000, or 8.13%, for the first quarter in 1999 from the corresponding quarter in 1998. This increase is primarily due to an increase in electricity expenses, coupled with depreciation on two new offices.

Company management continually reviews and evaluates the allowance for loan losses. Based on the nature of the loan portfolio and prevailing economic factors, the Company believes that the allowance for loan losses at March 31, 1999, was sufficient to absorb potential losses in the loan portfolio. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2.50 million (or 1.16% of total loans) at March 31, 1999, as compared with $2.29 million (or 1.31% of total loans) at March 31, 1998. For the three months ended March 31, 1999, the allowance for loan losses was increased by the provision for loan losses of $60,000, as well as by approximately $10,000 in recoveries of previous loss charge-offs. For the three months ended March 31, 1998, the allowance was credited with a provision for losses of $35,000 as well as by approximately $9,000 in net recoveries. The Company actively pursues collection of past due loans.

Approximately $129.4 million (or 59.8% of total loans) was secured by non-residential real estate and $38.5 million (or 17.8% of total loans) was secured by residential real estate as of March 31, 1999. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had two non-accrual loans at March 31, 1999, totalling $394,000 (or .18% of total loans). Interest income of $161 and $12,763, respectively, was recognized on these non-accrual loans in 1999 and 1998. If the non-accrual loans were on full accrual, additional interest income of approximately $11,245 and $0, respectively, would have been recorded during 1999 and 1998.



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

The Company's liquidity at March 31, 1999, consisted of $31.2 million in cash and cash equivalents and $114.4 million in available-for-sale investments, for a total of $145.6 million, compared with a total of $154.3 million at year-end 1998, a decrease of approximately $8.7 million. "Held to maturity" investments of $52.9 million at March 31, 1999 decreased by $4.5 million from $57.4 million at March 31, 1998. The funds provided by the changes in these categories were used to fund loans. The total of deposits and securities sold under agreements to repurchase, $385.1 million at March 31, 1999, compares to the year-end 1998 level of $384.4 million. Proceeds from maturities of investment securities categorized as "available for sale" exceeded purchases in the same category by $3.6 million since year-end. Maturities of securities categorized as "held to maturity" exceeded purchases in the same category by $4.5 million since year-end. Gross loans at March 31, 1999, of $216.2 million increased by $14.2 million, or 7.1% over the year-end 1998 level of $202.0 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 15.75%, 17.22%, and 9.67%, respectively, as of March 31, 1999.


ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management's efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Company's Asset/Liability Management Committee oversees the interest rate risk management and reviews the Company's asset/liability structure on a quarterly basis.

The Company uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Company's interest rate risk position. The table presented below shows the Company's GAP analysis at March 31, 1999.

               INTEREST RATE SENSITIVITY ANALYSIS
                     (Dollars in Thousands)

                                        Term to Repricing
                                                            Over 1 Year
                                  90 Days   91-181  182-365 & Non-rate
                                  or Less    Days     Days   Sensitive   Total
Interest-earning assets:
  Federal funds sold             $ 10,998  $     -  $     -  $      -  $ 10,998
  Investment securities            18,857   19,407   22,254   106,814   167,332
  Gross loans (excluding non-accr)101,813   30,753   30,209    53,034   215,809
  Total interest-earning assets  $131,668  $50,160  $52,463  $159,848  $394,139

Interest-bearing liabilities:
  Interest-bearing checking      $      -  $     -  $     -  $      -  $      -
  Money-market                          -   11,102   11,102    22,205    44,409
  Savings                               -        -        -    23,073    23,073
  Time deposits                    47,401   35,286   45,636    16,792   145,115
  Borrowed funds                   39,157        -        -         -    39,157
  Total interest-bearing liabs   $ 86,558  $46,388  $56,738  $119,696  $309,380

Interest sensitivity gap         $ 45,110  $ 3,772  $(4,275) $ 40,152  $ 84,759

Cumulative gap                   $ 45,110  $48,882  $44,607  $ 84,759

Cumulative ratio of interest-earning assets to
  interest-bearing liabilities        152%     137%     124%      127%
Cumulative gap as a percentage of total
  interest-earning assets            11.4%    12.4%    11.3%     21.5%

Management assumptions reflect the Company's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.

The Company uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 1999, the Company's simulation analysis projects a decrease to net interest income of 4.90%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 3.13%. These projected levels are within the company's policy limits.


YEAR 2000 COMPLIANCE

The company began addressing Year 2000 ("Y2K") risk factors in 1996, forming a Y2K Management committee and a Y2K Board of Directors committee in 1997 to oversee the progress on the Y2K project. The management committee began by evaluating the necessary updates to computer, communication and other systems which may be affected by the upcoming date change. The committee began to monitor all vendors and to survey large corporate customers to gauge their Y2K readiness and the potential affects to the Company should they not become year 2000 compliant. A Y2K plan was developed in which each individual project was identified, assigned a priority, and monitored for final compliance. A project is considered to be compliant when the vendor has verified that the software/hardware is compliant, and internal testing has been completed. The Company uses a vendor-provided system for its core bank processing and for all other data processing applications. The Company does not develop in-house software.

As of December 31, 1998, the Company has completed testing of all applications considered to be critical to the functioning of the Company, or "mission critical" applications. During the testing phase, tested applications have successfully processed dates in the year 2000. The Company expects to complete testing of any remaining applications during the second quarter of 1999. The Company has developed a contingency plan that identifies alternate systems or other methods of processing in the event that the existing mission critical systems are not able to operate in part, or in whole, after December 31, 1999. The contingency plan identifies numerous scenarios, and includes the alternate process to be used, personnel needs, equipment needs and cost estimates for each scenario.

As of March 31, 1999, the Company has identified costs of approximately $400,000 related to the Y2K issue, including hardware and software upgrades, installation and human resources. Approximately $247,000 of these costs were incurred up to March 31, 1999.

The Company continues to bear some risk arising from Year 2000 issues and could be adversely affected should significant customers fail to address the issues appropriately, or should vendors of the Company fail to perform due to unforeseen circumstances. The Company is conferring with its lending customers to evaluate their Y2K readiness and to encourage the prompt implementation of Y2K projects if none is currently underway. At this time, management has no reason to believe that any customer with a significant banking relationship is failing to take appropriate action to reach year 2000 compliance, or that its software vendors will be unable to perform.

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

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
     (Registrant)


  /s/ Barbara E. Reed
 Senior Vice President &
 Chief Financial Officer


Date:     May 14, 1999