Form 10-Q
period 1999-06-30
COMMERCIAL BANKSHARES INC
filed 1999-08-12
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1999

Commission File Number 00-22246



                      COMMERCIAL BANKSHARES, INC.
-----------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)



              FLORIDA                                65-0050176
-----------------------------------------------------------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)


       1550 S.W. 57th Avenue, Miami, Florida           33144
-----------------------------------------------------------------------------
     (Address of principal executive offices)        (Zip Code)


                            (305) 267-1200
-----------------------------------------------------------------------------
          (Registrant's Telephone Number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No    .
     ---      ---


CLASS                               OUTSTANDING AT August 12,1999
-----                               -----------------------------
COMMON STOCK, $.08 PAR VALUE        3,652,631 SHARES






                           TABLE OF CONTENTS




PART I    Item 1. Financial Statements                         1

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                   8

          Item 6. Exhibits and Reports on Form 8-K            13






                      PART I - FINANCIAL INFORMATION
                       ITEM I - FINANCIAL STATEMENTS
               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  June 30, 1999 and December 31, 1998
              (Dollars in thousands except per share data)

                                                    06/30/99      12/31/98
                                                    --------      --------
Assets:                                           (Unaudited)
  Cash and due from banks                           $ 14,446      $ 19,047
  Federal funds sold                                  11,226        16,186
                                                      ------        ------
    Total cash and cash equivalents                   25,672        35,233

  Investment securities available for sale,
    at fair value (cost of $141,380 in 1999
    and $115,113 in 1998)                            141,182       119,072
  Investment securities held to maturity
    (aggregate fair value of $49,659 in 1999
    and $59,267 in 1998)                              48,655        57,430
  Loans, net                                         218,426       199,533
  Premises and equipment, net                         13,727        13,990
  Accrued interest receivable                          3,203         3,148
  Goodwill, net                                          704           793
  Other Assets                                         4,429         3,402
                                                    --------      --------
    Total Assets                                    $455,998      $432,601
                                                    ========      ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                            $ 80,949      $ 78,932
  Interest-bearing checking                           57,514        58,984
  Money market accounts                               43,028        41,923
  Savings                                             22,840        22,807
  Time                                               160,309       147,769
                                                     -------       -------
    Total deposits                                   364,640       350,415

  Securities sold under agreements to repurchase      44,291        33,978
  Accounts payable and accrued liabilities             2,744         2,833
  Accrued interest payable                               605           638
                                                     -------       -------
    Total liabilities                                412,280       387,864

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000 authorized
    shares, 3,726,428 issued (3,721,798 in 1998)         296           296
  Additional paid-in capital                          39,368        39,313
  Retained earnings                                    4,722         3,136
  Accumulated other comprehensive income                 111         2,730
  Treasury stock, 41,065 shares
  (39,136 in 1998), at cost                             (779)         (738)
                                                    --------      --------
    Total stockholders' equity                        43,718        44,737
                                                    --------      --------
    Total liabilities and stockholders' equity      $455,998      $432,601
                                                    ========      ========


         The accompanying notes are an integral part of these
             condensed consolidated financial statements




                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the three months ended June 30, 1999 and 1998
                    (In thousands except per share data)
                                 (Unaudited)

                                                      1999           1998
                                                      ----           ----
Interest income:
  Interest and fees on loans                         $4,566         $3,978
  Interest on investment securities                   2,538          2,925
  Interest on federal funds sold                        265            112
                                                      -----          -----
    Total interest income                             7,369          7,015
                                                      -----          -----

Interest expense:
  Interest on deposits                                2,389          2,458
  Interest on securities sold under
    agreements to repurchase                            434            420
                                                      -----          -----
    Total interest expense                            2,823          2,878
                                                      -----          -----

    Net interest income                               4,546          4,137
Provision for loan losses                               260             30
                                                      -----          -----
    Net interest income after provision               4,286          4,107
                                                      -----          -----

Non-interest income
  Service charges on deposit accounts                   555            479
  Other fees and service charges                        286            121
  Securities gains                                        -              1
                                                      -----          -----
    Total non-interest income                           841            601

Non-interest expense:
  Salaries and employee benefits                      1,847          1,727
  Occupancy                                             312            296
  Furniture and equipment                               259            239
  Data processing                                       256            192
  Professional fees                                      44             80
  Amortization                                           44             64
  FDIC insurance                                         33             48
  Other                                                 509            353
                                                      -----          -----
    Total non-interest expense                        3,304          2,999
                                                      -----          -----

Income before income taxes                            1,823          1,709
Provision for income taxes                              488            502
                                                     ------         ------
    Net income                                       $1,335         $1,207
                                                     ======         ======


Earnings per common and common equivalent share:
    Basic                                              $.36           $.33
    Diluted                                            $.35           $.31

Weighted average number of shares and common equivalent shares:
    Basic                                             3,683          3,708
    Diluted                                           3,798          3,833



            The accompanying notes are an integral part of these
                condensed consolidated financial statements




                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the six months ended June 30, 1999 and 1998
                  (In thousands except per share data)
                               (Unaudited)

                                                      1999         1998
                                                      ----         ----
Interest income:
  Interest and fees on loans                        $ 8,892      $ 7,812
  Interest on investment securities                   5,132        5,736
  Interest on federal funds sold                        427          303
                                                    -------      -------
    Total interest income                            14,451       13,851
                                                    -------      -------

Interest expense:
  Interest on deposits                                4,738        4,823
  Interest on securities sold under
    agreements to repurchase                            772          799
                                                    -------      -------
    Total interest expense                            5,510        5,622
                                                    -------      -------

    Net interest income                               8,941        8,229
Provision for loan losses                               320           65
                                                    -------      -------
    Net interest income after provision               8,621        8,164
                                                    -------      -------

Non-interest income
  Service charges on deposit accounts                 1,124          961
  Other fees and service charges                        410          244
  Securities gains                                        -            1
                                                    -------      -------
    Total non-interest income                         1,534        1,206

Non-interest expense:
  Salaries and employee benefits                      3,713        3,414
  Occupancy                                             618          579
  Furniture and equipment                               507          465
  Data processing                                       521          383
  Professional fees                                     117          141
  Amortization                                           89          124
  FDIC insurance                                         65           96
  Other                                                 919          694
                                                    -------      -------
    Total non-interest expense                        6,549        5,896
                                                    -------      -------

Income before income taxes                            3,606        3,474
Provision for income taxes                              989        1,044
                                                    -------      -------
    Net income                                       $2,617       $2,430
                                                    =======      =======


Earnings per common and common equivalent share:
    Basic                                              $.71         $.66
    Diluted                                            $.69         $.64

Weighted average number of shares and common equivalent shares:
    Basic                                             3,683        3,702
    Diluted                                           3,798        3,825



          The accompanying notes are an integral part of these condensed consolidated financial statements




            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 For the three and six months ended June 30, 1999 and June 30, 1998
                       (Dollars in thousands)
                            (Unaudited)


                                                     Three months ended
                                                           June 30,
                                                           -------
                                                        1999      1998
                                                        ----      ----
Net income                                             $1,335    $1,207
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) arising
    during the period                                  (2,007)      302
  Reclassification adjustment for gains/(losses)
    realized in net income                                  -         -
                                                       ------    ------
  Other comprehensive income/(loss)                    (2,007)      302
                                                       ------    ------
Comprehensive income/(loss)                            $ (672)   $1,509
                                                       ======    ======




                                                       Six months ended
                                                            June 30,
                                                            -------
                                                         1999      1998
                                                         ----      ----
Net income                                              $2,617    $2,430
Other comprehensive income/(loss), net of tax:
  Unrealized holding gains/(losses) arising
    during the period                                   (2,619)      110
  Reclassification adjustment for gains/(losses)
    realized in net income                                   -         -
                                                        ------    ------
  Other comprehensive income/(loss)                     (2,619)      110
                                                        ------    ------
Comprehensive income/(loss)                             $   (2)   $2,540
                                                        ======    ======



          The accompanying notes are an integral part of these condensed consolidated financial statements





               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 1999 and 1998
                            (In thousands)
                             (Unaudited)

                                                         1999      1998
                                                         ----      ----
Cash flows from operating activities:
  Net income                                           $ 2,617   $ 2,430
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                                320        65
  Depreciation, amortization, and accretion, net           769       583
  Gain on sale of investment securities                      -        (1)
  Gain on sale of premises and equipment                  (220)        -
  Change in accrued interest receivable                    (55)     (762)
  Change in other assets                                (1,204)      404
  Change in accounts payable and accrued liabilities     1,638       130
  Change in accrued interest payable                       (33)      (25)
                                                       -------   -------
  Net cash provided by operating activities              3,832     2,824
                                                       -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                     8,558    16,035
  Proceeds from maturities of investment securities
    available for sale                                  21,325    51,593
  Purchases of investment securities
    held to maturity                                       (35)        -
  Purchases of investment securities
    available for sale                                 (47,528)  (75,432)
  Net increase in loans                                (19,213)   (8,180)
  Purchases of premises and equipment                     (119)   (1,322)
  Sales of premises and equipment                          287         -
                                                       -------   -------
  Net cash used in investing activities                (36,725)  (17,306)
                                                       -------   -------

Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
  checking, money market, and time deposit accounts     14,225    18,012
  Net change in securities sold under agreements
    to repurchase                                       10,313     4,405
  Dividends paid                                        (1,220)     (669)
  Proceeds from issuance of stock                           55       201
  Purchase of treasury stock                               (41)        -
                                                       -------   -------
  Net cash provided by financing activities             23,332    21,949
                                                       -------   -------

Increase (decrease) in cash and cash equivalents        (9,561)    7,467
Cash and cash equivalents at beginning of period        35,233    27,561
                                                       -------   -------
Cash and cash equivalents at end of period             $25,672   $35,028
                                                       =======   =======

Supplemental disclosures:
  Interest paid                                        $   999   $   932
                                                       =======   =======

  Income taxes paid                                    $ 1,035   $   991
                                                       =======   =======


        The accompanying notes are an integral part of these
             condensed consolidated financial statements



             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.INTERIM FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six-month period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.



2.PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average number of shares and equivalent shares for 1999 and 1998 include the effect of the one-for-twenty (five per cent) stock dividends effective on January 4, 1999 and January 2, 1998.

The following table reconciles the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                     Three Months Ended              Three Months Ended
                       June 30, 1999                    June 30, 1998
              Income       Shares    Per-Share  Income      Shares    Per-Share
            (Numerator) (Denominator)  Amount (Numerator)(Denominator)  Amount
             ---------   -----------   ------  ---------  -----------   ------
Basic EPS     $1,335        3,683       $.36    $1,207       3,708       $.33

Effect of
Dilutive
Options            -          115       (.01)        -         125       (.02)
              ------        -----       ----    ------       -----       ----
Diluted EPS   $1,335        3,798       $.35    $1,207       3,833       $.31
              ======        =====       ====    ======       =====       ====



                        Six Months Ended              Six Months Ended
                         June 30, 1999                 June 30, 1998
              Income       Shares    Per-Share  Income      Shares    Per-Share
            (Numerator) (Denominator)  Amount (Numerator)(Denominator)  Amount
             ---------   -----------   ------  ---------  -----------   ------
Basic EPS     $2,617        3,683       $.71    $2,430      3,702        $.66

Effect of
Dilutive
Options            -          115       (.02)        -        123        (.02)
              ------        -----       ----    ------      -----        ----
Diluted EPS   $2,617        3,798       $.69    $2,430      3,825        $.64
              ======        =====       ====    ======      =====        ====



3.COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.



4. NEW ACCOUNTING PRONOUNCEMENTS

In July, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133", which defers the effective date of SFAS
133. The impact of SFAS 137 and SFAS 133 is not expected to be material in relation to the consolidated financial statements.





             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 1999, was $1.34 million, an 11% increase over the quarter ended June 30, 1998 of $1.21 million. Basic and diluted earnings per share were $.36 and $.35, respectively, for the second quarter of 1999, as compared to $.33 and $.31, respectively, for the second quarter of 1998.

For the six months ended June 30, 1999, the Company's net income was $2.6 million, an 8% increase over the six months ended June 30, 1998 of $2.4 million. Basic and diluted earnings per share were $.71 and $.69, respectively, for the six months ended June 30, 1999, as compared to $.66 and $.64, respectively, for the six months ended June 30, 1998.

The Company's second quarter tax-equivalent net interest income increased by $420,000, or 10%, to $4.78 million, from $4.36 million in the corresponding quarter in 1998. This is due primarily to an increase in earning assets of 8%, to $411 million for the second quarter of 1999, from $379 million for the same period in 1998.

The annualized net interest margin for the quarter and six months ended June 30, 1999 were 4.67% and 4.71%, respectively. This compares to 4.61% and 4.70% for the quarter and six months ended June 30, 1998, respectively. The increase of six basis points for the quarter is the result of the continuing shift in earning assets from securities to higher-yielding loans. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 1999 increased by $240,000, or 40%, and increased by $328,000, or 27% for the first six months of 1999, from the corresponding periods of 1998. The increase is primarily due to a gain on sale of premises and equipment of $220,000.

Salaries and employee benefits expense increased by $120,000, or 7%, for the second quarter of 1999, and by $299,000, or 9% for the first six months of 1999, from the corresponding periods of 1998. The increase includes normal payroll increases and the cost of increasing the Company's staff from 174 to 182 full-time equivalent employees from June 30, 1998, to June 30, 1999.

Occupancy expense increased by $16,000, or 5%, for the second quarter in 1999 and by $39,000, or 7% for the first six months of 1999 as compared to the corresponding periods in 1998. This increase is primarily due to rent increases, coupled with depreciation on two new offices.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2.71 million at June 30, 1999, as compared with $2.33 million at June 30, 1998. For the six months ended June 30, 1999, the allowance for loan losses was increased by the provision for loan losses of $320,000, and decreased by approximately $42,000 in net charge-offs. For the six months ended June 30, 1998, the allowance was credited with a provision for loan losses of $65,000 as well as by approximately $15,000 in net recoveries of previous charge-offs. The increase in the provision during 1999 was due to the significant growth in the loan portfolio during the year. Even with the addition to the provision, the allowance as a percentage of total loans has decreased to 1.22% at June 30, 1999, from 1.29% at June 30, 1998. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb potential losses in the loan portfolio.

Approximately $132.7 million, or 60% of total loans was secured by nonresidential real estate and $42.5 million, or 19.2% of total loans was secured by residential real estate as of June 30, 1999. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 1999.



LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to maintain cash flow requirements to meet immediate and ongoing future needs for loan demand, deposit withdrawals, maturing liabilities, and expenses. In evaluating actual and anticipated needs, management seeks to obtain funds at the most economical cost. Management believes that the level of liquidity is sufficient to meet future funding requirements.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments, and capital contributions by the Company. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $62 million, and Federal Funds purchased lines available at correspondent banks amounting to $13 million.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first six months of 1999 was an increase of $19.2 million, and the Bank purchased $47.6 million of investment securities. Funding for the above came primarily from increases in deposits of $14.2 million, increases in securities sold under agreement to repurchase of $10.3 million, proceeds from maturities of investment securities of $29.9 million, and a decrease in cash and cash equivalents of $9.5 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the
Company were 15.87%, 17.40%, and 9.52%, respectively, as of June 30, 1999.



ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management's efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Asset/Liability Management Committee of Commercial Bank of Florida (the Bank) oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at June 30, 1999.



                    INTEREST RATE SENSITIVITY ANALYSIS
                           (Dollars in Thousands)
                                                  Term to Repricing

                                                               Over 1 Year
                                       90 Days  91-181 182-365 & Non-rate
                                       or Less   Days    Days  Sensitive  Total
                                       -------   ----    ----  ---------  -----
Interest-earning assets:
  Federal funds sold                 $ 11,226 $     -  $     - $      - $ 11,226
  Investment securities                 9,349  14,854   11,885  153,731  189,819
  Gross loans (excluding non-accrual)  97,903  35,061   30,458   57,712  221,134
                                     -------- -------  ------- -------- --------
  Total interest-earning assets      $118,478 $49,915  $42,343 $211,443 $422,179

Interest-bearing liabilities:
  Interest-bearing checking          $      - $     -  $     - $ 57,514 $ 57,514
  Money market                              -  10,757   10,757   21,514   43,028
  Savings                                   -       -        -   22,840   22,840
  Time deposits                        54,915  45,732   46,332   15,630  162,609
  Borrowed funds                       47,424       -        -        -   47,424
                                     -------- -------  ------- -------- --------
  Total interest-bearing liabilities $102,339 $56,489  $57,089 $117,498 $333,415

Interest sensitivity gap             $ 16,139($ 6,574)($14,746)$93,945  $ 88,764
                                     ======== =======  ======= =======  ========

Cumulative gap                       $ 16,139 $ 9,565 ($ 5,181)$88,764
                                     ======== =======  ======= =======
Cumulative ratio of interest-earning assets
  to interest-bearing liabilities        116%    106%      98%    127%
Cumulative gap as a percentage of total
  interest-earning assets                3.8%    2.3%    (1.2%)  21.0%


     Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the
    "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 1999, the Bank's simulation analysis projects a decrease to net interest income of 1.96%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 1.61%. These projected levels are within the Bank's policy limits.



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

As of June 30, 1999, the Company has successfully completed testing of all applications. During the testing phase, tested applications have processed dates in the year 2000. The Company has developed a contingency plan that identifies alternate systems or other methods of processing in the event that the existing mission critical systems are not able to operate in part, or in whole, after December 31, 1999. The contingency plan identifies numerous scenarios, and includes the alternate process to be used, personnel needs, equipment needs and cost estimate for each scenario. This contingency plan was tested during the second quarter of 1999.

As of June 30, 1999, the Company has identified costs of approximately $400,000 related to the Y2K issue, including hardware and software upgrades, installation and human resources. Approximately $315,000 of these costs were incurred up to June 30, 1999.

The Company continues to bear some risk arising from Year 2000 issues and could be adversely affected should significant customers fail to address the issues appropriately, or should vendors of the Company fail to perform due to unforeseen circumstances. The Company is conferring with its lending customers to evaluate their Y2K readiness and to encourage the prompt implementation of Y2K projects if none is currently underway. At this time, management has no reason to believe that any customer with a significant banking relationship is failing to take appropriate actions to reach year 2000 compliance, or that its software vendors will be unable to perform.

The above reflects management's best estimates, which include numerous assumptions of future events. The actual results could differ materially from those shown due to these estimates, assumptions and forward looking statements.




                       PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      All exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
--------------------------
  Senior Vice President &
         Treasurer



Date:     August 12, 1999
      -----------------------