Form 10-Q
period 1999-09-30
COMMERCIAL BANKSHARES INC
filed 1999-11-12
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999

Commission File Number 00-22246
                       --------


                    COMMERCIAL BANKSHARES, INC.
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)



                  FLORIDA                     65-0050176
     ------------------------------------------------------
    (State or other jurisdiction of          (IRS Employer
     incorporation or organization)       Identification No.)



      1550 S.W. 57th Avenue, Miami, Florida           33144
     ------------------------------------------------------
    (Address of principal executive offices)        (Zip Code)


                         (305) 267-1200
     ------------------------------------------------------
      (Registrant's Telephone Number, including area code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No     .
    ----     ----


CLASS                                   OUTSTANDING AT November 12,1999
-----                                   -------------------------------
COMMON STOCK, $.08 PAR VALUE            3,655,349 SHARES




                             TABLE OF CONTENTS




PART I    Item 1. Financial Statements                     1

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                               8

          Item 6. Exhibits and Reports on Form 8-K        13



                      PART I - FINANCIAL INFORMATION

                      ITEM I - FINANCIAL STATEMENTS

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 1999 and December 31, 1998
               (Dollars in thousands except per share data)

                                                    09/30/99     12/31/98
                                                    --------     --------
Assets:                                                  (Unaudited)
  Cash and due from banks                           $ 17,253     $ 19,047
  Federal funds sold                                   2,200       16,186
                                                    --------     --------
    Total cash and cash equivalents                   19,453       35,233

  Investment securities available for sale,
    at fair value (cost of $135,741 in 1999
    and $115,113 in 1998)                            135,202      119,072
  Investment securities held to maturity
    (aggregate fair value of $46,663 in 1999
    and $59,267 in 1998)                              45,823       57,430
  Loans, net                                         237,555      199,533
  Premises and equipment, net                         13,784       13,990
  Accrued interest receivable                          3,604        3,148
  Goodwill, net                                          659          793
  Other Assets                                         4,569        3,402
                                                    --------     --------
    Total Assets                                    $460,649     $432,601
                                                    ========     ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                            $ 79,387     $ 78,932
  Interest-bearing checking                           56,948       58,984
  Money market accounts                               43,142       41,923
  Savings                                             22,787       22,807
  Time                                               168,968      147,769
                                                    --------     --------
    Total deposits                                   371,232      350,415

  Securities sold under agreements to repurchase      42,223       33,978
  Accounts payable and accrued liabilities             2,966        2,833
  Accrued interest payable                               578          638
                                                    --------     --------
    Total liabilities                                416,999      387,864
                                                    --------     --------
Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
    authorized shares, 3,730,346 issued
    (3,721,798 in 1998)                                  296          296
  Additional paid-in capital                          39,417       39,313
  Retained earnings                                    5,566        3,136
  Accumulated other comprehensive income(loss)          (103)       2,730
  Treasury stock, 74,997 shares
  (39,136 in 1998), at cost                           (1,526)        (738)
                                                    --------     --------
    Total stockholders' equity                        43,650       44,737
                                                    --------     --------

    Total liabilities and stockholders' equity      $460,649     $432,601
                                                    ========     ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements


                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended September 30, 1999 and 1998
                   (In thousands except per share data)
                               (Unaudited)

                                               1999       1998
                                               ----       ----
Interest income:
  Interest and fees on loans                  $4,796     $4,162
  Interest on investment securities            2,791      2,787
  Interest on federal funds sold                 128        219
                                              ------     ------
    Total interest income                      7,715      7,168
                                              ------     ------
Interest expense:
  Interest on deposits                         2,582      2,571
  Interest on securities sold under
    agreements to repurchase                     525        421
                                              ------     ------
    Total interest expense                     3,107      2,992
                                              ------     ------

    Net interest income                        4,608      4,176
Provision for loan losses                         70         95
                                              ------     ------
    Net interest income after provision        4,538      4,081
                                              ------     ------
Non-interest income:
  Service charges on deposit accounts            527        488
  Other fees and service charges                  97        129
  Securities gains (losses)                       (7)        67
                                              ------     ------
    Total non-interest income                    617        684

Non-interest expense:
  Salaries and employee benefits               1,852      1,747
  Occupancy                                      309        323
  Furniture and equipment                        250        231
  Data processing                                233        202
  Professional fees                               40         37
  Amortization                                    45         45
  FDIC insurance                                  32         32
  Other                                          464        434
                                              ------     ------
    Total non-interest expense                 3,225      3,051
                                              ------     ------

Income before income taxes                     1,930      1,714
Provision for income taxes                       537        502
                                              ------     ------
    Net income                                $1,393     $1,212
                                              ======     ======

Earnings per common and common equivalent share:
    Basic                                       $.38       $.33
    Diluted                                     $.37       $.32

Weighted average number of shares and common equivalent shares:
    Basic                                      3,663      3,710
    Diluted                                    3,781      3,820



        The accompanying notes are an integral part of these condensed consolidated financial statements


                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the nine months ended September 30, 1999 and 1998
                  (In thousands except per share data)
                               (Unaudited)

                                                1999       1998
                                                ----       ----
Interest income:
  Interest and fees on loans                  $13,688    $11,974
  Interest on investment securities             7,923      8,523
  Interest on federal funds sold                  555        522
                                              -------    -------
    Total interest income                      22,166     21,019
                                              -------    -------
Interest expense:
  Interest on deposits                          7,320      7,394
  Interest on securities sold under
    agreements to repurchase                    1,297      1,220
                                              -------    -------
    Total interest expense                      8,617      8,614
                                              -------    -------

    Net interest income                        13,549     12,405
Provision for loan losses                         390        160
                                              -------    -------
    Net interest income after provision        13,159     12,245
                                              -------    -------
Non-interest income:
  Service charges on deposit accounts           1,651      1,449
  Other fees and service charges                  507        373
  Securities gains(losses)                         (7)        68
                                              -------    -------
    Total non-interest income                   2,151      1,890

Non-interest expense:
  Salaries and employee benefits                5,565      5,137
  Occupancy                                       927        902
  Furniture and equipment                         757        696
  Data processing                                 754        585
  Professional fees                               157        155
  Amortization                                    134        134
  FDIC insurance                                   97         94
  Other                                         1,383      1,244
                                              -------    -------
    Total non-interest expense                  9,774      8,947
                                              -------    -------

Income before income taxes                      5,536      5,188
Provision for income taxes                      1,526      1,546
                                              -------    -------
    Net income                                 $4,010     $3,642
                                              =======    =======

Earnings per common and common equivalent share:
    Basic                                       $1.09       $.98
    Diluted                                     $1.06       $.95

Weighted average number of shares and common equivalent shares:
    Basic                                       3,675      3,704
    Diluted                                     3,790      3,823



         The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    For the three and nine months ended September 30, 1999 and 1998
                        (Dollars in thousands)
                             (Unaudited)


                                                  Three months ended
                                                     September 30,
                                                     -------------
                                                    1999      1998
Net income                                         $1,393    $1,212
                                                   ------    ------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
    during the period                                (232)      543
  Reclassification adjustment for (gains) losses
    realized in net income                             18       (43)
                                                   ------    ------
  Other comprehensive income (loss)                  (214)      500
                                                   ------    ------
Comprehensive income                               $1,179    $1,712
                                                   ======    ======




                                                  Nine months ended
                                                    September 30,
                                                    -------------
                                                    1999     1998

Net income                                         $4,010   $3,642
                                                   ------   ------
Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
    during the period                              (2,851)     653
  Reclassification adjustment for (gains) losses
    realized in net income                             18      (43)
                                                   ------   ------
  Other comprehensive income (loss)                (2,833)     610
                                                   ------   ------
Comprehensive income                               $1,177   $4,252
                                                   ======   ======








           The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended September 30, 1999 and 1998
                               (In thousands)
                                 (Unaudited)

                                                        1999      1998
                                                        ----      ----
Cash flows from operating activities:
  Net income                                           $4,010    $3,642
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                               390       160
  Depreciation, amortization and accretion, net         1,154       934
  (Gain) loss on sale of investment securities              7       (68)
  Gain on sale of premises and equipment                 (220)        -
  Change in accrued interest receivable                  (456)   (1,528)
  Change in other assets                                  (24)     (276)
  Change in accounts payable and accrued liabilities      633       281
  Change in accrued interest payable                      (60)      (50)
                                                       ------    ------
  Net cash provided by operating activities             5,434     3,095
                                                       ------    ------
Cash flows from investing activities:
  Proceeds from maturities of investment securities
    held to maturity                                   10,864    19,752
  Proceeds from sales of investment securities
    held to maturity                                      540         -
  Proceeds from maturities of investment securities
    available for sale                                 27,165    55,482
  Proceeds from sales of investment securities
    available for sale                                  2,971     4,111
  Purchases of investment securities
    held to maturity                                      (35)        -
  Purchases of investment securities
    available for sale                                (50,824)  (81,618)
  Net increase in loans                               (38,412)  (18,862)
  Purchases of premises and equipment                    (412)   (1,514)
  Sales of premises and equipment                         287        49
                                                      -------   -------
  Net cash used in investing activities               (47,856)  (22,600)
                                                      -------   -------
Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
  checking, money market, and time deposit accounts    20,817    14,658
  Net change in securities sold under agreements
    to repurchase                                       8,245       949
  Dividends paid                                       (1,736)   (1,022)
  Proceeds from issuance of stock                         104       201
  Purchase of treasury stock                             (788)      (77)
                                                      -------   -------
  Net cash provided by financing activities            26,642    14,709
                                                      -------   -------

Decrease in cash and cash equivalents                 (15,780)   (4,796)
Cash and cash equivalents at beginning of period       35,233    27,561
                                                      -------   -------
Cash and cash equivalents at end of period            $19,453   $22,765
                                                      =======   =======
Supplemental disclosures:
  Interest paid                                       $ 1,514   $ 1,417
                                                      =======   =======

  Income taxes paid                                   $ 1,569   $ 1,541
                                                      =======   =======

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine-month period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.



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

The following table reconciles the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                   Three Months Ended               Three MonthsEnded
                   September 30, 1999              September 30, 1998
              Income      Shares    Per-Share Income      Shares    Per-Share
            (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount
             ---------  -----------  ------  ---------  -----------  ------
Basic EPS     $1,393       3,663      $.38    $1,212       3,710      $.33

Effect of
Dilutive
Options            -         118      (.01)        -         110      (.01)
              ------       -----      ----    ------       -----      ----
Diluted EPS   $1,393       3,781      $.37    $1,212       3,820      $.32
              ======       =====      ====    ======       =====      ====



                  Nine Months Ended           Nine Months Ended
                   September 30, 1999       September 30, 1998
               Income     Shares    Per-Share Income      Shares    Per-Share
            (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount
             ---------  -----------  ------  ---------  -----------  ------
Basic EPS     $4,010       3,675     $1.09    $3,642       3,704      $.98

Effect of
Dilutive
Options            -         115      (.03)        -         119      (.03)
              ------       -----     -----    ------       -----      ----
Diluted EPS   $4,010       3,790     $1.06    $3,642       3,823      $.95
              ======       =====     =====    ======       =====      ====


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



4. NEW ACCOUNTING PRONOUNCEMENTS

In June, 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133", which defers the effective date of SFAS 133. The impact of SFAS 137 and SFAS 133 is not expected to be material in relation to the consolidated financial statements.







             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 1999, was $1.39 million, a 15% increase over the quarter ended September 30, 1998 of $1.21 million. Basic and diluted earnings per share were $.38 and $.37, respectively, for the third quarter of 1999, as compared to $.33 and $.32, respectively, for the third quarter of 1998.

For the nine months ended September 30, 1999, the Company's net income was $4.01 million, a 10% increase over the nine months ended September 30, 1998 of $3.64 million. Basic and diluted earnings per share were $1.09 and $1.06, respectively, for the nine months ended September 30, 1999, as compared to $.98 and $.95, respectively, for the nine months ended September 30, 1998.

The Company's third quarter tax-equivalent net interest income increased by $450,000, or 10%, to $4.85 million, from $4.40 million in the corresponding quarter in 1998. This is due primarily to an increase in earning assets of 9%, to $422 million for the third quarter of 1999, from $387 million for the same period in 1998.

The annualized net interest margin for the quarter and nine months ended September 30, 1999 were 4.56% and 4.66%, respectively. This compares to
4.51% and 4.63% for the quarter and nine months ended September 30, 1998, respectively. The increase of five basis points for the quarter is the result of the continuing shift in earning assets from securities to higher-yielding loans. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first nine months of 1999 increased by $261,000, or 14%, from the corresponding period of 1998. The year-to-date increase is primarily due to a gain on sale of premises and equipment in June of $220,000.

Salaries and employee benefits expense increased by $105,000, or 6%, for the third quarter of 1999, and by $428,000, or 8% for the first nine months of 1999, from the corresponding periods of 1998. The increase includes normal payroll increases and the cost of increasing the Company's staff from 178 to 183 full-time equivalent employees from September 30, 1998, to September 30, 1999.

Occupancy expense decreased by $14,000, or 4%, for the third quarter of 1999, as compared to the corresponding period in 1998, due primarily to a decrease in other occupancy expense, which includes real estate taxes, electric and cleaning. Occupancy expense increased by $25,000, or 3% for the first nine months of 1999 as compared to the corresponding period in 1998 due primarily to rent increases, coupled with depreciation on two new offices.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.

The allowance for loan losses was approximately $2.76 million at September 30, 1999, as compared with $2.38 million at September 30, 1998. For the nine months ended September 30, 1999, the allowance for loan losses was increased by the provision for loan losses of $390,000, and decreased by approximately $57,000 in net charge-offs. For the nine months ended September 30, 1998, the allowance was credited with a provision for loan losses of $160,000 and decreased by approximately $28,000 in net charge-offs. The increase in the provision during 1999 was due to the significant growth in the loan portfolio during the year. Even with the addition to the provision, the allowance as a percentage of total loans has decreased to 1.15% at September 30, 1999, from 1.24% at September 30, 1998. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb potential losses in the loan portfolio.

Approximately $134.7 million, or 56% of total loans was secured by nonresidential real estate and $45.7 million, or 19% of total loans was secured by residential real estate as of September 30, 1999. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at September 30, 1999.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments, and capital contributions by the Company. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $62 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of September 30, 1999.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first nine months of 1999 was an increase of $38.0 million, and the Bank purchased $50.9 million of investment securities. Funding for the above came primarily from increases in deposits of $20.8 million, increases in securities sold under agreement to repurchase of $8.2 million, proceeds from maturities and sales of investment securities of $41.5 million, and a decrease in cash and cash equivalents of $15.8 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 15.05%,
16.49%, and 9.34%, respectively, as of September 30, 1999.



ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management's efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Asset/Liability Management Committee of Commercial Bank of Florida oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 1999.


                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Dollars in Thousands)
                                              Term to Repricing
                                              -----------------
                                                            Over 1 Year
                                   90 Days  91-181  182-365 & Non-rate
                                   or Less   Days     Days   Sensitive   Total
                                   -------   ----     ----   ---------   -----
Interest-earning assets:
  Federal funds sold              $  2,200 $     -  $     -  $      - $  2,200
  Investment securities             15,777   4,112   11,245   149,891  181,025
  Gross loans (excluding non-accr) 104,456  32,948   34,351    68,564  240,319
                                  -------- -------  -------  -------- --------
  Total interest-earning assets   $122,433 $37,060  $45,596  $218,455 $423,544
                                  -------- -------  -------  -------- --------
Interest-bearing liabilities:
  Interest-bearing checking       $      - $     -  $     -  $ 56,948 $ 56,948
  Money market                           -  10,786   10,786    21,570   43,142
  Savings                                -       -        -    22,787   22,787
  Time deposits                     60,721  33,714   58,968    15,565  168,968
  Borrowed funds                    42,223       -        -         -   42,223
                                  -------- -------  -------  -------- --------
  Total int-bearing liabilities   $102,944 $44,500  $69,754  $116,870 $334,068
                                  -------- -------  -------  -------- --------

Interest sensitivity gap          $ 19,489 ($7,440)($24,158) $101,585  $89,476
                                  ======== =======  =======  ========  =======

Cumulative gap                    $ 19,489 $12,049 ($12,109) $ 89,476
                                  ======== =======  =======  ========

Cumulative ratio of interest-earning assets
  to interest-bearing liabilities     119%    108%      94%      127%
Cumulative gap as a percentage of total
  interest-earning assets             4.6%    2.8%    (2.9%)    21.1%

    Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 1999, the Bank's simulation analysis projects a decrease to net interest income of 1.01%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 1.99%. These projected levels are within the Bank's policy limits.



YEAR 2000 COMPLIANCE

The Company began addressing Year 2000 ("Y2K") risk factors in 1996, forming a Y2K Management committee and a Y2K Board of Directors committee in 1997 to oversee the progress on the Y2K project. The management committee began by evaluating the necessary updates to computer, communication and other systems which may be affected by the upcoming date change. The committee began to monitor all vendors and to survey large corporate customers to gauge their Y2K readiness and the potential affects to the Company should they not become year 2000 compliant. A Y2K plan was developed in which each individual project was identified, assigned a priority, and monitored for final compliance. A project is considered to be compliant when the vendor has verified that the software/ hardware is compliant, and internal testing has been completed. The Company uses a vendor-provided system for its core bank processing and for all other data processing applications. The Company does not develop in-house software.

As of June 30, 1999, the Company successfully completed testing of all applications. During the testing phase, tested applications processed dates in the year 2000. The Company has developed a contingency plan that identifies alternate systems or other methods of processing in the event that the existing mission critical systems are not able to operate in part, or in whole, after December 31, 1999. The contingency plan identifies numerous scenarios, and includes the alternate process to be used, personnel needs, equipment needs and cost estimate for each scenario. This contingency plan was tested during the second quarter of 1999.

As of September 30, 1999, the Company has identified costs of approximately $400,000 related to the Y2K issue, including hardware and software upgrades, installation and human resources. Approximately $335,000 of these costs were incurred up to September 30, 1999.

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

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
---------------------------
  Senior Vice President &
  Chief Financial Officer



Date:     November 12, 1999
      ------------------------