Form 10-K
period 1999-12-31
COMMERCIAL BANKSHARES INC
filed 2000-03-29
CIK 354562

U.S. Securities and Exchange Commission
                         Washington, D.C. 20549



                               Form 10-K



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



For the fiscal year ended  December 31, 1999
                          -------------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



            For the transition period from _______ to _______

                    Commission file number  33-67254


                     Commercial Bankshares, Inc.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)


              Florida                           65-0050176
   -------------------------------         -------------------
   (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)


 1550 S.W. 57th Avenue, Miami, Florida               33144
----------------------------------------           ----------
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (305) 267-1200
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:


Title of each class          Name of each exchange on which registered
      None                                       None
-------------------          -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


Common Stock, $.08 par value per share
--------------------------------------
     (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [ ].


As of March 27, 2000, 3,730,702 shares of the common voting stock were issued and outstanding, of which 3,170,507 shares with an aggregate market value of $70.9 million (estimate), based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.


Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial
   Bankshares, 	Inc., for fiscal year ended December 31, 1999 are
   incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on April 20, 2000 are incorporated by reference into Part III.





                            Table of Contents



Description 									                                               Page No.
----------                                                          --------

Part I

 Item 1. Business.....................................................	1
 Item 2. Properties...................................................	10
 Item 3. Legal Proceedings............................................	10
 Item 4. Submission of Matters to a Vote of Security Holders..........	10


Part II

 Item 5. Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................... 11
 Item 6. Selected Financial Data......................................	11
 Item 7. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................	11
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..	11
 Item 8. Financial Statements and Supplementary Data..................	11
 Item 9. Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure....................... 11


Part III

 Item 10. Directors and Executive Officers of the Registrant..........	12
 Item 11. Executive Compensation......................................	12
 Item 12. Security Ownership of Certain Beneficial Owners
          and Management..............................................	12
 Item 13. Certain Relationships and Related Transactions..............	12


Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K.................................................	12

 Signatures........................................................... 15






                                      PART I




Item 1.  Business.


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



Commercial Bank of Florida

     The Bank is a Florida chartered banking corporation originally chartered in February, 1979. It operated as Sunset Commercial Bank until its acquisition by the Company in 1988, at which time its name was changed to Commercial Bank of Florida. The Bank engages in commercial banking and related businesses from its fourteen banking facilities: its main office and nine other offices located in Miami-Dade County, Florida, and four offices in Broward County, Florida.

     The Bank is operated as a network of community bank branches.   The Bank
primarily focuses on providing personalized banking services to small businesses and individuals within the market areas where its banking offices are located. Management believes that this local market strategy, accompanied by the strategic placement of Bank personnel within market areas where they have served customers for many years, enables the Bank to attract and retain low cost core deposits, which provide substantially all of the Bank's funding requirements.

     Deposit products include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts, and money market accounts. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Bank solicits these accounts from small businesses, professional firms, and households located throughout its primary market area.

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

     As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve Board ("FRB"), the FDIC, and the State of Florida. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. The Bank faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of real estate loans.



Employees

     At December 31, 1999, the Company and the Bank together employed 185 employees, of whom 4 are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.



Market Information

     The Bank's fourteen banking offices are located in Miami-Dade and Broward Counties, which comprise the Bank's primary market area. Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area; and (ii) the moderate and the affluent residential market within the primary market area. Management also believes that the most profitable banking relationships are characterized by high deposit balances with a low frequency of transactions. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the smaller commercial customers and households. Management believes that the Bank is well positioned to take advantage of its market segment.



Competition

     Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, that the Bank does not provide at this time. In addition many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern the Bank and the Company. The profitability of the Company depends upon the Bank's ability to compete in its market areas.



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



Bank Holding Company Regulation

     As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

     Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or performing services for its subsidiaries, unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition, or gains in efficiency, against the possible adverse effects, such as under-concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

     There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.



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

     The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," which consists of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and the unrealized holding gain/loss on available for sale securities. The remainder ("Tier II Capital") may consist of (i) the allowance for loan losses of up to 1.25% of risk-weighted risk assets,
(ii) 45% of unrealized holding gain on available for sale equity securities,
(iii) excess of qualifying perpetual preferred stock, (iv) hybrid capital instruments, (v) perpetual debt, (vi) mandatory convertible securities, and
(vii) subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries, and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

     Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset-equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.

     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 1999 and 1998, the Company's total risk-based capital ratios were 16.34% and 17.70%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 1999 and 1998, the Company's leverage ratios were 9.23% and 9.52%, respectively.



Interstate Banking and Branching Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("IBBEA") authorizes interstate acquisitions of banks and bank holding companies without geographic limitation. In addition, beginning June 1, 1997, the IBBEA authorizes a bank to merge with a bank in another state as long as neither of the states has opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. The IBBEA further provides that states may enact laws permitting interstate bank merger transactions prior to June 1, 1997. Florida law permits bank holding companies, regardless of what region they are located in, to acquire Florida banking organizations, provided that the home state of the acquiring company has enacted reciprocal legislation.

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

     The FDIC insures the deposits of the Bank to the current maximum allowed by law. As an institution whose deposits are insured by the Bank Insurance
Fund ("BIF") and Savings Association Insurance Fund ("SAIF") of the FDIC, the Bank also is subject to insurance assessments imposed and set by the FDIC from time to time. The FDIC is further authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The actual assessments to be paid into the BIF and the SAIF are based on the institution's assessment risk classification, which is whether the institution is considered "well capitalized", "adequately capitalized", or "under-capitalized", as those terms have been defined in applicable federal regulations, and whether the institution is considered by its supervising agency to be financially sound or to have supervisory concerns.

     The Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999 to remove depression-era barriers that separate banking, securities and insurance functions. The Act allows full affiliation between banks and securities firms by permitting the creation of financial holding companies designed to engage in a range of financial activities, including securities underwriting and merchant banking. The Act also repeals the SAIF special reserve; modernizes the Federal Home Loan Bank System; provides for less frequent Community Reinvestment Act ("CRA") compliance examinations for community banks with $250 million or less in assets, and gives customers the right to prevent banks from sharing information with third parties, such as telemarketers. The Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. Certain provisions of the Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.



Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

     Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 1999, the Bank met the definition of a "well capitalized" institution.

     The FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized". "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

     The FDICIA further requires an increase in the frequency of "full-scope, on-site" examinations and expands audit requirements. In addition, federal bank regulatory agencies are required to review and prescribe uniform accounting standards that are at least as stringent as Generally Accepted Accounting Principles.

     Pursuant to the FDICIA, the FRB and the other federal bank regulatory agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines also require that the institution's real estate policy require proper loan documentation and that it establish prudent underwriting standards.

     The FDICIA also contains the Truth in Savings Act. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

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

     The Bank owns ten of its fourteen full-service branches and leases the
remaining four offices.   Additional information relating to the Company's
lease commitments is set forth in Note 4 on page 26 in the 1999 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.



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



Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.



                               PART II



Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information required to be reported under this item is set forth on pages 13 and 14 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.



Item 6.  Selected Financial Data.

     Information required to be reported under this item is set forth on pages 2 and 3 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information required to be reported under this item is set forth on pages 4 through 16 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Information required to be reported under this item is set forth on pages 14 through 15 of the 1999 Annual Report to Shareholders under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.



Item 8.  Financial Statements and Supplementary Data.

     The information required to be reported under this item is set forth on pages 17 through 35 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.



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

  (a)Exhibits


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


 10.2  Form of Indemnification Agreement.  Incorporated by reference to Exhibit
       10.4 of the Registration Statement.


 10.3 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Joseph W. Armaly, dated March 18, 1994 and amended and restated on December 18, 1998. Incorporated by reference to Exhibit
       10.3 that accompanies the 1998 Annual Report on Form 10-K.

 10.4 Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Jack J. Partagas, dated March 18, 1994 and amended and restated on December 18, 1998. Incorporated by reference to Exhibit 10.4 that accompanies the 1998 Annual Report on Form 10-K.

 10.5 Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997. Incorporated by reference to Exhibit 10.5 that accompanies the 1996 Annual Report on Form 10-K.

 10.6 Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated December 18, 1998. Incorporated by reference to
       Exhibit 10.6 that accompanies the 1998 Annual Report on Form 10-K.

 10.7 Commercial Bankshares, Inc., 1994 Outside Director Stock Option Plan, effective as of March 18, 1994. Incorporated by reference to Exhibit
       10.7 that accompanies the 1993 Annual Report on Form 10-KSB.

 10.8 Commercial Bankshares, Inc., 1994 Performance Stock Option Plan, adopted March 18, 1994, effective April 1, 1994. Incorporated by reference to Exhibit 10.8 that accompanies the 1993 Annual Report on Form 10-KSB.

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

 10.13 Commercial Bankshares, Inc., Amendment to 1994 Outside Director Stock Option Plan, dated January 15, 1999. Incorporated by reference to
       Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

 10.14 Commercial Bankshares, Inc., Amendment to 1994 Performance Stock
       Option Plan dated January 15, 1999.   Incorporated by reference to
       Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

 11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 30 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

 13.1  1999 Annual Report to Shareholders of Commercial Bankshares, Inc. *

 21.1 Subsidiaries of the Company. Information required to be reported under this exhibit is incorporated by reference to exhibit 21.1 that accompanies the 1996 Annual Report on Form 10-K.

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









SIGNATURES





     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COMMERCIAL BANKSHARES, INC.
      (Registrant)







By:/s/ Jack J. Partagas
  ---------------------
Jack J. Partagas
President and Chief Operating Officer
March 27, 2000





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





      Signature		  		            Title		              	 Date


By:/s/ Joseph W. Armaly      Chairman of the Board     March 27, 2000
-----------------------      of Directors and
Joseph W. Armaly             Chief Executive Officer
                             (Principal Executive Officer)



By:/s/ Jack J. Partagas      President,                March 27, 2000
-----------------------      Chief Operating Officer,
Jack J. Partagas             and Director



By:/s/ Cromwell A. Anderson  Director                  March 27, 2000
---------------------------
Cromwell A. Anderson



By:/s/ Martin Yelen          Director                  March 27, 2000
-------------------
Martin Yelen



By:/s/ Robert Namoff         Director                  March 27, 2000
--------------------
Robert Namoff



By:/s/ Barbara E. Reed       Senior Vice President     March 27, 2000
----------------------       and Chief Financial Officer
Barbara E. Reed








                               Exhibit 23.1


Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 33-96606) of Commercial Bankshares, Inc. of our report dated January 20, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP
Miami, Florida
March 28, 2000