Form 10-Q
period 2000-03-31
COMMERCIAL BANKSHARES INC
filed 2000-05-11
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended March 31, 2000

Commission File Number 00-22246



                     COMMERCIAL BANKSHARES, INC.
-----------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)



             FLORIDA                          65-0050176
-----------------------------------------------------------------------
 (State or other jurisdiction of            (IRS Employer
  incorporation or organization)         Identification No.)


   1550 S.W. 57th Avenue, Miami, Florida            33144
-----------------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)


                             (305) 267-1200
-----------------------------------------------------------------------
          (Registrant's Telephone Number, including area code)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No    .
     ---     ---


CLASS                                   OUTSTANDING AT May 11, 2000
-----                                   ---------------------------
COMMON STOCK, $.08 PAR VALUE            3,669,762 SHARES









                          TABLE OF CONTENTS



PART I   Item 1.  Financial Statements                             1

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                       6

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                8



PART II  Item 6.  Exhibits and Reports on Form 8-K                10






                     PART I - FINANCIAL INFORMATION

                      ITEM I - FINANCIAL STATEMENTS

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                  March 31, 2000 and December 31, 1999
              (Dollars in thousands except per share data)

                                                      3/31/2000   12/31/1999
                                                      ---------   ----------
Assets:			                                  									(Unaudited)

 Cash and due from banks                              $ 20,898     $ 19,086
 Federal funds sold                                      9,408       19,999
                                                      --------     --------
  Total cash and cash equivalents                       30,306       39,085

 Investment securities available for sale,
  at fair value (cost of $138,397 in 2000
  and $128,454 in 1999)                                134,181      125,236
 Investment securities held to maturity
  (aggregate fair value of $41,849 in 2000
  and $43,859 in 1999)                                  41,555       43,392
 Loans, net                                            250,836      244,016
 Premises and equipment, net                            13,419       13,590
 Accrued interest receivable                             3,716        3,282
 Goodwill, net                                             565          614
 Other Assets                                            5,355        5,955
                                                      --------     --------
   Total Assets                                       $479,933     $475,170
                                                      ========     ========


Liabilities and stockholders' equity:
	Deposits:
 Demand                                               $ 88,172     $ 80,059
 Interest-bearing checking                              56,111       60,032
 Money market accounts                                  44,035       42,432
 Savings                                                23,340       22,316
 Time                                                  182,414      183,608
                                                      --------     --------
  Total deposits                                       394,072      388,447

 Securities sold under agreements to repurchase         42,231       40,794
 Accounts payable and accrued liabilities                2,540        2,516
 Accrued interest payable                                  622          632
                                                      --------     --------
  Total liabilities                                    439,465      432,389
                                                      --------     --------

Stockholders' equity:
 Common stock, $.08 par value, 6,250,000
  authorized shares, 3,939,563 issued
  (3,931,375 in 1999)                                      314          313
 Additional paid-in capital                             43,808       43,738
 Retained earnings                                       2,968        2,111
 Accumulated other comprehensive loss                   (2,483)      (1,855)
 Treasury stock, 210,461 shares
 (78,746 in 1999), at cost                              (4,139)      (1,526)
                                                      --------     --------
  Total stockholders' equity                            40,468       42,781
                                                      --------     --------

  Total liabilities and stockholders' equity          $479,933     $475,170
                                                      ========     ========


          The accompanying notes are an integral part of these condensed consolidated financial statements





              COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended March 31, 2000 and 1999
                 (In thousands except per share data)
                             (Unaudited)

                                                   2000       1999
                                                   ----       ----

Interest income:
 Interest and fees on loans                       $5,374     $4,321
 Interest on investment securities                 2,859      2,594
 Interest on federal funds sold                       88        162
                                                  ------     ------
  Total interest income                            8,321      7,077
                                                  ------     ------

Interest expense:
 Interest on deposits                              2,973      2,349
 Interest on securities sold under
  agreements to repurchase                           513        338
                                                  ------     ------
  Total interest expense                           3,486      2,687
                                                  ------     ------

  Net interest income                              4,835      4,390
Provision for loan losses                             80         60
                                                  ------     ------
  Net interest income after provision              4,755      4,330
                                                  ------     ------
Non-interest income:
 Service charges on deposit accounts                 564        546
 Other fees and service charges                      137        158
 Securities losses                                   (68)         -
                                                  ------     ------
  Total non-interest income                          633        704

Non-interest expense:
 Salaries and employee benefits                    1,892      1,866
 Occupancy                                           286        306
 Furniture and equipment                             232        248
 Data processing                                     201        265
 Stationery and supplies                              64         69
 Insurance                                            54         42
 Professional fees                                    45         52
 Telephone and fax                                    60         39
 Administrative service charges                       47         37
 Amortization                                         50         45
 Other                                               278        282
                                                  ------     ------
  Total non-interest expense                       3,209      3,251
                                                  ------     ------

Income before income taxe                          2,179      1,783
Provision for income taxes                           651        501
                                                  ------     ------
  Net income                                      $1,528     $1,282
                                                  ======     ======

Earnings per common and common equivalent share:
  Basic                                             $.41       $.33
  Diluted                                           $.40       $.32

Weighted average number of shares and common equivalent shares:
  Basic                                            3,771      3,866
  Diluted                                          3,866      3,984


           The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the three months ended March 31, 2000 and 1999
                        (Dollars in thousands)
                             (Unaudited)


                                                       2000       1999
                                                       ----       ----
Net income                                            $1,528     $1,282
                                                      ------     ------

Other comprehensive income (loss), net of tax:
 Unrealized holding losses arising
  during the period                                     (676)  	   (612)

 Reclassification adjustment for losses
  realized in net income                                  48          -
                                                      ------     ------
 Other comprehensive loss                               (628)      (612)
                                                      ------     ------

Comprehensive income                                  $  900     $  670
                                                      ======     ======



         The accompanying notes are an integral part of these condensed consolidated financial statements



             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the three months ended March 31, 2000 and 1999
                           (In thousands)
                            (Unaudited)


                                                         2000       1999
                                                         ----       ----
Cash flows from operating activities:
 Net income                                            $ 1,528    $ 1,282
 Adjustments to reconcile net income
  to net cash provided by operating activities:
 Provision for loan losses                                  80         60
 Depreciation, amortization and accretion, net             312        392
 Loss on sale of investment securitie                       68          -
 Change in accrued interest receivable                    (434)      (156)
 Change in other assets                                    600        (73)
 Change in accounts payable and accrued liabilities        415      1,285
 Change in accrued interest payable                        (10)      (575)
                                                       -------    -------
 Net cash provided by operating activities               2,559      2,215
                                                       -------    -------
Cash flows from investing activities:
 Proceeds from maturities of investment securities
  held to maturity                                       1,846      4,516
 Proceeds from maturities of investment securities
  available for sale                                     1,163     11,589
 Proceeds from sales of investment securities
  available for sale                                     4,924          -
 Purchases of investment securities
  held to maturity                                           -        (35)
 Purchases of investment securities
  available for sale                                   (16,150)    (7,968)
 Net increase in loans                                  (6,900)   (14,230)
 Purchases of premises and equipment                       (48)       (64)
                                                       -------    -------
 Net cash used in investing activities                 (15,165)    (6,192)
                                                       -------    -------

Cash flows from financing activities:
 Net change in demand, savings, interest-bearing
 checking, money market, and time deposit accounts       5,625     (4,501)
 Net change in securities sold under agreements
  to repurchase                                          1,437      5,179
 Dividends paid                                           (693)      (705)
 Proceeds from issuance of stock                            71          -
 Purchase of treasury stock                             (2,613)         -
                                                       -------    -------
 Net cash provided by(used in) financing activities      3,827        (27)
                                                       -------    -------

Decrease in cash and cash equivalents                   (8,779)    (4,004)
Cash and cash equivalents at beginning of period        39,085     35,233
                                                       -------    -------
Cash and cash equivalents at end of period             $30,306    $31,229
                                                       =======    =======

Supplemental disclosures:
 Interest paid (net of amounts
    credited to deposit accounts)                      $   621    $   521
                                                       =======    =======

 Income taxes paid                                     $   122    $     -
                                                       =======    =======


          The accompanying notes are an integral part of these condensed consolidated financial statements










              COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 1999, 1998, and 1997, for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.



2. PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average number of shares and equivalent shares include the effect of the one-for-twenty (five per cent) stock dividends effective on January 4,2000, January 4, 1999 and January 2, 1998.

Subsequent to March 31, 2000 and through May 9, 2000, the company repurchased 59,340 shares of its common stock in accordance with its previously announced stock repurchase plan.

The following table reconciles the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                   Three Months Ended                 Three Months Ended
                     March 31, 2000                     March 31, 1999
          ----------------------------------  ---------------------------------
            Income       Shares    Per-Share    Income      Sharess   Per-Share
          (Numerator) (Denominator) Amount    (Numerator)(Denominator) Amount

Basic EPS    $1,528       3,771      $.41       $1,282      3,866       $.33

Effect of
Dilutive
Options           -          95      (.01)           -        118       (.01)
             ------       -----      ----       ------      -----       ----
Diluted EPS  $1,528       3,866      $.40       $1,282      3,984       $.32
             ======       =====      ====       ======      =====       ====







             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 2000, was $1.53 million, a 20% increase over the quarter ended March 31, 1999 of $1.28 million. Basic and diluted earnings per share were $.41 and $.40, respectively, for the first quarter of 2000, as compared to $.33 and $.32, respectively, for the first quarter of 1999.

The Company's first quarter tax-equivalent net interest income increased by $460,000, or 10%, to $5.08 million, from $4.62 million in the corresponding quarter in 1999. This is due primarily to an increase in earning assets of 10%, to $435 million for the first quarter of 2000, from $394 million for the same period in 1999.

The annualized net interest margin for the quarter ended March 31, 2000 was 4.70%. This compares to 4.75% for the quarter ended March 31, 1999. The decrease of five basis points for the quarter is the result of an increasing interest rate environment which had a negative impact on the Company's interest rate spread due to the Company's liability sensitive position, whereby rate sensitive liabilities reprice more quickly than rate sensitive assets. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first quarter of 2000 decreased by $71,000, or 10%, from the corresponding period of 1999. The decrease is primarily due to a loss on sale of investments in March 2000 of $68,000.

Salaries and employee benefits expense increased by $26,000, or 1%, for the first quarter of 2000, from the corresponding period of 1999. The increase is attributable to normal payroll increases, which were partially offset by a decrease in staff from 186 to 183 full-time equivalent employees from March 31, 1999 to March 31, 2000.

Occupancy expense decreased by $20,000, or 7%, for the first quarter of 2000, as compared to the corresponding period in 1999, due primarily to an increase in rental income.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $3.41 million at March 31, 2000, as compared with $2.50 million at March 31, 1999. For the three months ended March 31, 2000, the allowance for loan losses was increased by the provision for loan losses of $80,000, and increased by approximately $48,000 in net recoveries. For the three months ended March 31, 1999, the allowance was credited with a provision for loan losses of $60,000 and increased by approximately $10,000 in net recoveries. The allowance as a percentage of total loans has increased to 1.34% at March 31, 2000, from 1.16% at March 31, 1999. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb potential losses inherent in the loan portfolio.

Approximately $152.1 million, or 60% of total loans was secured by nonresidential real estate and $50.5 million, or 20% of total loans was secured by residential real estate as of March 31, 2000. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at March 31, 2000.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments, and capital contributions by the Company. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $71 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of March 31, 2000.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first three months of 2000 was an increase of $6.9 million, and the Bank purchased $16.2 million of investment securities. Funding for the above came primarily from increases in deposits of $5.6 million, increases in securities sold under agreement to repurchase of $1.4 million, proceeds from maturities and sales of investment securities of $7.9 million, and a decrease in cash and cash equivalents of $8.8 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 14.12%, 15.49%, and 8.79%, respectively, as of March 31, 2000.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2000.


                    INTEREST RATE SENSITIVITY ANALYSIS
                          (Dollars in Thousands)

                                         Term to Repricing
                                         -----------------
                                                           Over 1 Year
                             90 Days    91-181    182-365   & Non-rate
                             or Less     Days       Days    Sensitive   Total
                             -------    ------    -------  -----------  -----
Interest-earning assets:
 Federal funds sold         $  9,408 $       -   $      -    $      - $  9,408
 Investment securities         7,545     5,546      6,497     154,557  174,145
 Gross loans
   (excluding non-accrual)   109,468    37,723     34,160      72,892  254,243
                            --------  --------   --------    -------- --------
 Total interest-earning
   assets                   $126,421  $ 43,269   $ 40,657    $227,449 $437,796
                            --------  --------   --------    -------- --------

Interest-bearing liabilities:
 Interest-bearing checking  $      -  $      -   $      -    $ 56,111 $ 56,111
 Money market                      -    11,009     11,009      22,017   44,035
 Savings                           -         -          -      23,340   23,340
 Time deposits                70,398    47,541     49,914      15,561  183,414
 Borrowed funds               44,046         -          -           -   44,046
                            --------  --------   --------    -------- --------
 Total interest-bearing
   liabilities              $114,444  $ 58,550   $ 60,923    $117,029 $350,946
                            --------  --------   --------    -------- --------

Interest sensitivity gap    $ 11,977 ($ 15,281) ($ 20,266)   $110,420 $ 86,850

Cumulative gap              $ 11,977 ($  3,304) ($ 23,570)   $ 86,850

Cumulative ratio of interest-earning
  assets 	to interest-bearing
  liabilities                   110%       98%        90%        125%

Cumulative gap as a percentage of total
  interest-earning assets       2.7%      (.8%)     (5.4%)      19.8%


     Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2000, the Bank's simulation analysis projects a decrease to net interest income of 2.85%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 1.63%. These projected levels are within the Bank's policy limits.




                      PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     All exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. Form 8-K was filed during the quarter ended March 31, 2000 to announce a stock repurchase plan whereby up to $4 million can be used to buy shares of Commercial Bankshares, Inc. common stock in the open market and negotiated transactions during the next 24 months, effective March 21, 2000.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
---------------------------
      (Registrant)



 /s/   Barbara E. Reed
-----------------------
Senior Vice President &
Chief Financial Officer



Date:       May 11, 2000
      -----------------------