Form 10-Q
period 2000-06-30
COMMERCIAL BANKSHARES INC
filed 2000-08-11
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended June 30, 2000

                       Commission File Number 00-22246



                         COMMERCIAL BANKSHARES, INC.
------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)




                FLORIDA	                            65-0050176
------------------------------------------------------------------------------
    (State or other jurisdiction of               (IRS Employer
     incorporation or organization)            	Identification No.)




 1550 S.W. 57th Avenue, Miami, Florida                33144
------------------------------------------------------------------------------
 (Address of principal executive offices)	        	(Zip Code)




                               (305) 267-1200
------------------------------------------------------------------------------
             (Registrant's Telephone Number, including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No     .
    -----   -----




CLASS                                          OUTSTANDING AT August 10, 2000
-----                                          ------------------------------
COMMON STOCK, $.08 PAR VALUE                   3,623,705 SHARES











                             TABLE OF CONTENTS





PART I    Item 1.  Financial Statements                           1

          Item 2.  Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                     8

          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk                             11


PART II	  Item 6.  Exhibits and Reports on Form 8-K              13






                       PART I - FINANCIAL INFORMATION

                       ITEM I - FINANCIAL STATEMENTS

                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    June 30, 2000 and December 31, 1999
                 (Dollars in thousands except share data)


                                                     6/30/2000   12/31/1999
                                                     ---------   ----------
Assets:                                             (Unaudited)
  Cash and due from banks                            $ 22,353     $ 19,086
  Federal funds sold                                   13,062       19,999
                                                     --------     --------
    Total cash and cash equivalents                    35,415       39,085

  Investment securities available for sale,
    at fair value (cost of $135,027 in 2000
    and $128,454 in 1999)                             130,684      125,236
  Investment securities held to maturity, at cost
    (aggregate fair value of $40,310 in 2000
    and $43,859 in 1999)                               40,048       43,392
  Loans, net                                          262,124      244,016
  Premises and equipment, net                          13,128       13,590
  Accrued interest receivable                           3,561        3,282
  Goodwill, net                                           515          614
  Other Assets                                          5,203        5,955
                                                     --------     --------
    Total Assets                                     $490,678     $475,170
                                                     ========     ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                             $ 89,186     $ 80,059
  Interest-bearing checking                            54,175       60,032
  Money market accounts                                40,182       42,432
  Savings                                              23,276       22,316
  Time                                                192,177      183,608
                                                     --------     --------
    Total deposits                                    398,996      388,447

  Securities sold under agreements to repurchase       49,335       40,794
  Accrued interet payable                                 645          632
  Accounts payable and accrued liabilities              2,169        2,516
                                                     --------     --------
    Total liabilities                                 451,145      432,389
                                                     --------     --------

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
  authorized shares, 3,945,303 issued
  (3,931,375 in 1999)                                     314          313
  Additional paid-in capital                           43,858       43,738
  Retained earnings                                     3,876        2,111
  Accumulated other comprehensive loss                 (2,564)      (1,855)
  Treasury stock, 311,598 shares
  (78,746 in 1999), at cost                            (5,951)      (1,526)
                                                     --------     --------
    Total stockholders' equity                         39,533       42,781
                                                     --------     --------

    Total liabilities and stockholders' equity       $490,678     $475,170
                                                     ========     ========

           The accompanying notes are an integral part of these condensed consolidated financial statements





                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended June 30, 2000 and 1999
                     (In thousands except share data)
                                (Unaudited)


                                                        2000       1999
                                                      --------   --------
Interest income:
  Interest and fees on loans                           $5,628     $4,559
  Interest on investment securities                     2,827      2,538
  Interest on federal funds sold                          114   		   265
                                                       ------     ------
    Total interest income                               8,569      7,362
                                                       ------     ------

Interest expense:
  Interest on deposits                                  3,134      2,389
  Interest on securities sold under
    agreements to repurchase                              629        434
                                                       ------     ------
    Total interest expense                              3,763      2,823
                                                       ------     ------

    Net interest income                                 4,806      4,539
Provision for loan losses                                  70        260
                                                       ------     ------
    Net interest income after provision                 4,736      4,279
                                                       ------     ------

Non-interest income:
  Service charges on deposit accounts                     594        530
  Other fees and service charges                          149        329
  Securities losses                                       (40)         -
                                                       ------     ------
    Total non-interest income                             703        859
                                                       ------     ------

Non-interest expense:
  Salaries and employee benefits                        1,889      1,847
  Occupancy                                               297        312
  Furniture and equipment                                 229        259
  Data processing                                         216        256
  Stationery and supplies                                  62         71
  Insurance                                                53         39
  Professional fees                                        51         91
  Telephone and fax                                        59         56
  Administrative service charges                           39         63
  Amortization                                             50         45
  Other                                                   243        276
                                                       ------     ------
    Total non-interest expense                          3,188      3,315
                                                       ------     ------

Income before income taxes                              2,251      1,823
Provision for income taxes                                686        488
                                                       ------     ------
    Net income                                         $1,565     $1,335
                                                       ======     ======


Earnings per common and common equivalent share:
  Basic                                                  $.43       $.35
  Diluted                                                $.42       $.34


Weighted average number of shares and common equivalent shares:
  Basic                                                 3,662      3,866
  Diluted                                               3,746      3,981


            The accompanying notes are an integral part of these
                condensed consolidated financial statements





                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the six months ended June 30, 2000 and 1999
                     (In thousands except share data)
                               (Unaudited)

                                                       2000         1999
                                                     --------     --------
Interest income:
  Interest and fees on loans                          $11,002       $8,881
  Interest on investment securities                     5,686        5,132
  Interest on federal funds sold                          202          427
                                                      -------      -------
    Total interest income                              16,890       14,440
                                                      -------      -------
Interest expense:
  Interest on deposits                                  6,107        4,738
  Interest on securities sold under
    agreements to repurchase                            1,142          772
                                                      -------      -------
    Total interest expense                              7,249        5,510
                                                      -------      -------

    Net interest income                                 9,641        8,930
Provision for loan losses                                 150          320
                                                      -------      -------
    Net interest income after provision                 9,491        8,610
                                                      -------      -------

Non-interest income:
  Service charges on deposit accounts                   1,158        1,075
  Other fees and service charges                          286          487
  Securities losses                                      (108)           -
                                                      -------      -------
    Total non-interest income                           1,336        1,562
                                                      -------      -------

Non-interest expense:
  Salaries and employee benefits                        3,781        3,713
  Occupancy                                               583          618
  Furniture and equipment                                 461          507
  Data processing                                         417          521
  Stationery and supplies                                 126          140
  Insurance                                               106           81
  Professional fees                                       118          164
  Telephone and fax                                       119           95
  Administrative service charges                           86           79
  Amortization                                             99           89
  Other                                                   501          559
                                                      -------      -------
    Total non-interest expense                          6,397        6,566
                                                      -------      -------

Income before income taxes                              4,430        3,606
Provision for income taxes                              1,337          989
                                                      -------      -------
    Net income                                         $3,093       $2,617
                                                      =======      =======


Earnings per common and common equivalent share:
  Basic                                                  $.83         $.68
  Diluted                                                $.81         $.66


Weighted average number of shares and common equivalent shares:
  Basic                                                 3,718        3,866
  Diluted                                               3,807        3,981


            The accompanying notes are an integral part of these
                 condensed consolidated financial statements





                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         For the three and six months ended June 30, 2000 and 1999
                          (Dollars in thousands)
                               (Unaudited)

                                                    Three months ended
                                                          June 30,
                                                       2000    1999
                                                      ------  ------

Net income                                            $1,565  $1,335

Other comprehensive income(loss), net of tax:
  Unrealized holding losses arising
     during the period                                  (106) (2,007)
  Reclassification adjustment for losses
     realized in net income                               25       -
                                                      ------  ------
  Other comprehensive loss                               (81) (2,007)
                                                      ------  ------

Comprehensive income(loss)                            $1,484  $ (672)
                                                      ======  ======






                                                     Six months ended
                                                         June 30,
                                                       2000    1999
                                                      ------  ------

Net income                                            $3,093  $2,617


Other comprehensive income(loss), net of tax:
  Unrealized holding losses arising
     during the period                                  (777) (2,619)
  Reclassification adjustment for losses
     realized in net income                               68       -
                                                      ------  ------
  Other comprehensive loss                              (709) (2,619)
                                                      ------  ------

Comprehensive income(loss)                            $2,384  $   (2)
                                                      ======  ======







            The accompanying notes are an integral part of these
                condensed consolidated financial statements





                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the six months ended June 30, 2000 and 1999
                             (In thousands)
                              (Unaudited)


                                                        2000        1999
                                                        ----        ----
Cash flows from operating activities:
  Net income                                          $3,093      $2,617
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                              150         320
  Depreciation, amortization and accretion, net          627         769
  Loss on sale of investment securities                  108           -
  Gain on sale of premises and equipment                  (7)       (220)
  Change in accrued interest receivable                 (279)        (55)
  Change in other assets                                 752      (1,204)
  Change in accounts payable and accrued liabilities     105       1,638
  Change in accrued interest payable                      13         (33)
                                                      -------     -------
  Net cash provided by operating activities            4,562       3,832
                                                      -------     -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                   3,347       8,558
  Proceeds from maturities of investment securities
     available for sale                                 2,473      21,325
  Proceeds from sales of investment securities
     available for sale                                 7,881           -
  Purchases of investment securities
     available for sale                               (17,132)    (47,563)
  Net increase in loans                               (18,258)    (19,213)
  Purchases of premises and equipment                    (204)       (119)
  Sales of premises and equipment                         239         287
                                                      -------     -------
  Net cash used in investing activities               (21,654)    (36,725)


Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
     checking, money market, and time deposit accounts 10,549      14,225
  Net change in securities sold under agreements
     to repurchase                                      8,541  	   10,313
  Dividends paid                                       (1,364) 	   (1,220)
  Proceeds from issuance of stock                         121          55
  Purchase of treasury stock                           (4,425)        (41)
                                                      -------     -------
  Net cash provided by financing activities            13,422      23,332
                                                      -------     -------

Decrease in cash and cash equivalents                  (3,670)     (9,561)
Cash and cash equivalents at beginning of period       39,085      35,233
                                                      -------     -------
Cash and cash equivalents at end of period            $35,415     $25,672
                                                      =======     =======

Supplemental disclosures:
  Interest paid (net of amounts
    credited to deposit accounts)                     $ 1,223     $   999
                                                      =======     =======

  Income taxes paid                                   $ 1,372     $ 1,035
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.



2. PER SHARE DATA

Earnings per share have been computed in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS 128) by dividing net income by the weighted average number of common shares (basic earnings per share) and by the weighted average number of common shares plus dilutive common share equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. The weighted average number of shares and equivalent shares include the effect of the one-for-twenty (five per cent) stock dividends effective on January 4, 2000, January 4, 1999 and January 2, 1998.

The following tables reconcile the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):

                   Three Months Ended                Three Months Ended
                     June 30, 2000                     June 30, 1999
             Income      Shares    Per-Share    Income     Shares    Per-Share
           (Numerator)(Denominator)  Amount  (Numerator)(Denominator)  Amount
            ---------  -----------   ------   ---------  -----------   ------
Basic EPS     $1,565      3,662       $.43      $1,335      3,866       $.35

Effect of
Dilutive
Options            -         84       (.01)          -        115       (.01)
              ------      -----       ----      ------      -----       ----
Diluted EPS   $1,565      3,746       $.42      $1,335      3,981       $.34
              ======      =====       ====      ======      =====       ====






                    Six Months Ended                  Six Months Ended
                     June 30, 2000                     June 30, 1999
             Income      Shares    Per-Share   Income      Shares    Per-Share
           (Numerator)(Denominator)  Amount  (Numerator)(Denominator)  Amount
            ---------  -----------   ------   ---------  -----------   ------
Basic EPS     $3,093      3,718       $.83      $2,617      3,866       $.68

Effect of
Dilutive
Options            -         89       (.02)          -        115       (.02)
              ------      -----       ----      ------      -----       ----
Diluted EPS   $3,093      3,807       $.81      $2,617      3,981       $.66
              ======      =====       ====      ======      =====       ====







               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 2000, was $1.57 million, a 17% increase over the quarter ended June 30, 1999 of $1.34 million. Basic and diluted earnings per share were $.43 and $.42, respectively, for the second quarter of 2000, as compared to $.35 and $.34, respectively, for the second quarter of 1999.

For the six months ended June 30, 2000, the Company's net income was $3.1 million, a 19% increase over the six months ended June 30, 1999 of $2.6 million. Basic and diluted earnings per share were $.83 and $.81, respectively, for the six months ended June 30, 2000 as compared to $.68 and $.66, respectively, for the six months ended June 30, 1999.

The Company's second quarter tax-equivalent net interest income increased by $255,000, or 5%, to $5.04 million, from $4.78 million in the corresponding quarter in 1999. This is due primarily to an increase in earning assets of 7%, to $441 million for the second quarter of 2000, from $411 million for the same period in 1999.

The annualized net interest margin for the quarter and six months ended June 30, 2000 was 4.60% and 4.65%, respectively. This compares to 4.67% and 4.71% for the quarter and six months ended June 30, 1999. The decrease of seven basis points for the quarter and six basis points for the six months ending June 30, 2000, is the result of an increasing interest rate environment which had a negative impact on the Company's interest rate spread due to the Company's liability sensitive position, whereby rate sensitive liabilities reprice more quickly than rate sensitive assets. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 2000 decreased by $156,000, or 18%, and decreased by $226,000, or 14% for the first six months of 2000, from the corresponding periods of 1999. The decreases are primarily due to a gain on sale of premises and equipment in June 1999 of $220,000.

Salaries and employee benefits expense increased by $42,000, or 2%, for the second quarter of 2000, and by $68,000, or by 2% for the first six months of 2000, from the corresponding periods of 1999. The increase is attributable to normal payroll increases.

Occupancy expense decreased by $15,000, or 5%, for the second quarter in 2000 and by $35,000, or 6% for the first six months of 2000, as compared to the corresponding periods in 1999, due primarily to an increase in rental income.

Furniture and equipment expense decreased by $30,000 or 12% for the second quarter in 2000 and by $46,000 or 9% for the first six months of 2000 as compared to the corresponding periods in 1999. The decrease is due to a decrease in furniture and equipment depreciation.

Data processing expense decreased by $40,000 or 16% for the second quarter in 2000 and by $104,000 or 20% for the first six months of 2000 as compared to the corresponding periods in 1999. The decrease is due to expenses incurred in 1999 related to the year 2000 date change.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $3.49 million at June 30, 2000, as compared with $2.70 million at June 30, 1999. For the six months ended June 30, 2000, the allowance for loan losses was increased by the provision for loan losses of $150,000, and increased by approximately $59,000 in net recoveries. For the six months ended June 30, 1999, the allowance was credited with a provision for loan losses of $320,000 and decreased by approximately $42,000 in net charge-offs. The allowance as a percentage of total loans has increased to 1.31% at June 30, 2000, from 1.23% at June 30, 1999. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb potential losses inherent in the loan portfolio.

Approximately $159.3 million, or 60% of total loans was secured by nonresidential real estate and $53.7 million, or 20% of total loans was secured by residential real estate as of June 30, 2000. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 2000.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments, and capital contributions by the Company. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $73 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of June 30, 2000.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first six months of 2000 was an increase of $18.3 million, and the Bank purchased $17.1 million of investment securities. Funding for the above came primarily from increases in deposits of $10.5 million, increases in securities sold under agreement to repurchase of $8.5 million, proceeds from maturities and sales of investment securities of $13.7 million, and a decrease in cash and cash equivalents of $3.7 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 13.54%, 14.88%, and 8.43%, respectively, as of June 30, 2000.







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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at June 30, 2000.


                     INTEREST RATE SENSITIVITY ANALYSIS
                           (Dollars in Thousands)

                                            Term to Repricing
                         -----------------------------------------------------
                                                            Over 1 Year
                                  90 Days   91-181  182-365 & Non-rate
                                  or Less    Days     Days  Sensitive   Total
                                  -------    ----     ----  ---------   -----
Interest-earning assets:
Federal funds sold               $ 13,062  $     -  $     -  $      - $ 13,062
Investment securities               6,841    3,097    9,247   150,132  169,317
Gross loans (excluding non-accrual)83,273   32,271   57,189    92,880  265,613
                                 --------  -------  -------  -------- --------
 Total interest-earning assets   $103,176  $35,368  $66,436  $243,012 $447,992
                                 --------  -------  -------  -------- --------

Interest-bearing liabilities:
Interest-bearing checking        $      -  $     -  $     -  $ 54,175 $ 54,175
Money market                            -   10,046   10,046    20,090   40,182
Savings                                 -        -        -    23,276   23,276
Time deposits                      66,165   41,780   64,891    20,341  193,177
Borrowed funds                     49,409        -        -         -   49,409
                                 --------  -------  -------  -------- --------
 Total int-bearing liabilities   $115,574  $51,826  $74,937  $117,882 $360,219
                                 --------  -------  -------  -------- --------

Interest sensitivity gap         $(12,398)($16,458)($ 8,501) $125,130 $ 87,773

Cumulative gap                   $(12,398)($28,856)($37,357) $ 87,773


Cumulative ratio of interest-earning assets
 to interest-bearing liabilities      89%      83%      85%      124%

Cumulative gap as a percentage of total
 interest-earning assets            (2.8%)   (6.4%)   (8.3%)    19.6%


    Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 2000, the Bank's simulation analysis projects an increase to net interest income of .37%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.95%. These projected levels are within the Bank's policy limits.









                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     All exhibits are omitted because they are not applicable.

 (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000.









SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)







  /s/   Barbara E. Reed
---------------------------
  Senior Vice President &
  Chief Financial Officer




Date:    August 10, 2000
       -------------------