Form 10-Q
period 2000-09-30
COMMERCIAL BANKSHARES INC
filed 2000-11-13
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q





                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended September 30, 2000

Commission File Number 00-22246




                      COMMERCIAL BANKSHARES, INC.
----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)




                  FLORIDA                       65-0050176
----------------------------------------------------------------------
      (State or other jurisdiction of          (IRS Employer
       incorporation or organization)       	Identification No.)




    1550 S.W. 57th Avenue, Miami, Florida          33144
----------------------------------------------------------------------
 (Address of principal executive offices)        (Zip Code)




                             (305) 267-1200
----------------------------------------------------------------------
         (Registrant's Telephone Number, including area code)




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No     .
    -----   -----



CLASS                                 OUTSTANDING AT November 10, 2000
-----                                 --------------------------------
COMMON STOCK, $.08 PAR VALUE          3,608,123 SHARES









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








                       PART I - FINANCIAL INFORMATION

                        ITEM I - FINANCIAL STATEMENTS


                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                  September 30, 2000 and December 31, 1999
                  (Dollars in thousands except share data)

                                                   9/30/2000    12/31/1999
                                                   ---------    ----------
Assets:                                           (Unaudited)
   Cash and due from banks                         $ 22,008      $ 19,086
   Federal funds sold                                22,095        19,999
                                                   --------      --------
     Total cash and cash equivalents                 44,103        39,085

   Investment securities available for sale,
     at fair value (cost of $131,777 in 2000
     and $128,454 in 1999)                          130,457       125,236
   Investment securities held to maturity, at cost
     (aggregate fair value of $39,254 in 2000
     and $43,859 in 1999)                            38,751        43,392
   Loans, net                                       271,466       244,016
   Premises and equipment, net                       13,031        13,590
   Accrued interest receivable                        3,934         3,282
   Goodwill, net                                        465           614
   Other Assets                                       4,572         5,955
                                                   --------      --------
     Total Assets                                  $506,779      $475,170
                                                   ========      ========


Liabilities and stockholders' equity:
   Deposits:
   Demand                                          $ 92,920      $ 80,059
   Interest-bearing checking                         54,710        60,032
   Money market accounts                             40,978        42,432
   Savings                                           22,277        22,316
   Time                                             203,505       183,608
                                                   --------      --------
     Total deposits                                 414,390       388,447

   Securities sold under agreements to repurchase    46,930        40,794
   Accrued interest payable                             739           632
   Accounts payable and accrued liabilities           2,744         2,516
                                                   --------      --------
     Total liabilities                              464,803       432,389
                                                   --------      --------

Stockholders' equity:
   Common stock, $.08 par value, 6,250,000
   authorized shares, 3,945,303 issued
   (3,931,375 in 1999)                                  314           313
   Additional paid-in capital                        43,858        43,738
   Retained earnings                                  4,795         2,111
   Accumulated other comprehensive loss                (659)       (1,855)
   Treasury stock, 332,930 shares
   (78,746 in 1999), at cost                         (6,332)       (1,526)
                                                   --------      --------
     Total stockholders' equity                      41,976        42,781
                                                   --------      --------

     Total liabilities and stockholders' equity    $506,779      $475,170
                                                   ========      ========

            The accompanying notes are an integral part of these
                condensed consolidated financial statements





                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         For the three months ended September 30, 2000 and 1999
                  (In thousands except per share data)
                               (Unaudited)

                                                      2000        1999
                                                      ----        ----
Interest income:
   Interest and fees on loans                        $6,061      $4,783
   Interest on investment securities                  2,756       2,791
   Interest on federal funds sold                       261         128
                                                     ------      ------
     Total interest income                            9,078       7,702
                                                     ------      ------

Interest expense:
   Interest on deposits                               3,547       2,582
   Interest on securities sold under
     agreements to repurchase                           699         525
                                                     ------      ------
     Total interest expense                           4,246       3,107
                                                     ------      ------

     Net interest income                              4,832       4,595
Provision for loan losses                                90          70
                                                     ------      ------
     Net interest income after provision              4,742       4,525
                                                     ------      ------

Non-interest income:
   Service charges on deposit accounts                  600         505
   Other fees and service charges                       133         140
   Securities losses                                      -          (7)
                                                     ------      ------
     Total non-interest income                          733         638
                                                     ------      ------

Non-interest expense:
   Salaries and employee benefits                     1,895       1,852
   Occupancy                                            320         309
   Furniture and equipment                              205         250
   Data processing                                      235         233
   Stationery and supplies                               61          59
   Insurance                                             54          57
   Professional fees                                     57          66
   Telephone and fax                                     58          57
   Administrative service charges                        51          42
   Amortization                                          50          45
   Other                                                226         263
                                                     ------      ------
     Total non-interest expense                       3,212       3,233
                                                     ------      ------

Income before income taxes                            2,263       1,930
Provision for income taxes                              693         537
                                                     ------      ------
     Net income                                      $1,570      $1,393
                                                     ======      ======


Earnings per common and common equivalent share:
     Basic                                             $.43        $.36
     Diluted                                           $.42        $.35

Weighted average number of shares and common equivalent shares:
     Basic                                            3,619       3,846
     Diluted                                          3,704       3,964



            The accompanying notes are an integral part of these
                 condensed consolidated financial statements



                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the nine months ended September 30, 2000 and 1999
                    (In thousands except per share data)
                                 (Unaudited)

                                                        2000       1999
                                                        ----       ----
Interest income:
   Interest and fees on loans                         $17,063    $13,664
   Interest on investment securities                    8,442      7,923
   Interest on federal funds sold                         463        555
                                                      -------    -------
     Total interest income                             25,968     22,142
                                                      -------    -------

Interest expense:
   Interest on deposits                                 9,654      7,320
   Interest on securities sold under
     agreements to repurchase                           1,841      1,297
                                                      -------    -------
     Total interest expense                            11,495      8,617
                                                      -------    -------

     Net interest income                               14,473     13,525
Provision for loan losses                                 240        390
                                                      -------    -------
     Net interest income after provision               14,233     13,135
                                                      -------    -------

Non-interest income:
   Service charges on deposit accounts                  1,758      1,581
   Other fees and service charges                         419        627
   Securities losses                                     (108)        (7)
                                                      -------    -------
     Total non-interest income                          2,069      2,201
                                                      -------    -------

Non-interest expense:
   Salaries and employee benefit                        5,676      5,565
   Occupancy                                              903        927
   Furniture and equipment                                666        757
   Data processing                                        652        754
   Stationery and supplies                                187        199
   Insurance                                              160        138
   Professional fees                                      175        230
   Telephone and fax                                      177        151
   Administrative service charges                         137        121
   Amortization                                           149        134
   Other                                                  727        824
                                                      -------    -------
     Total non-interest expense                         9,609      9,800
                                                      -------    -------

Income before income taxes                              6,693      5,536
Provision for income taxes                              2,030      1,526
                                                      -------    -------
     Net income                                        $4,663     $4,010
                                                      =======    =======

Earnings per common and common equivalent share:
     Basic                                              $1.27      $1.04
     Diluted                                            $1.24      $1.01

Weighted average number of shares and common equivalent shares:
     Basic                                              3,686      3,859
     Diluted                                            3,775      3,973

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements





                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      For the three and nine months ended September 30, 2000 and 1999
                           (Dollars in thousands)
                                (Unaudited)


                                                  Three months ended
                                                     September 30,
                                                    2000       1999
                                                    ----       ----
Net income                                         $1,570     $1,393

Other comprehensive income(loss), net of tax:
   Unrealized holding gains(losses) arising
     during the period                              1,905       (232)
   Reclassification adjustment for losses
     realized in net income                             -         18
                                                   ------     ------
   Other comprehensive income(loss)                 1,905       (214)
                                                   ------     ------
Comprehensive income                               $3,475     $1,179
                                                   ======     ======




                                                   Nine months ended
                                                     September 30,
                                                    2000       1999
                                                    ----       ----
Net income                                         $4,663     $4,010

Other comprehensive income(loss), net of tax:
   Unrealized holding gains(losses) arising
     during the period                              1,128     (2,851)
   Reclassification adjustment for losses
     realized in net income                            68         18
                                                   ------     ------
   Other comprehensive income(loss)                 1,196     (2,833)
                                                   ------     ------
Comprehensive income                               $5,859     $1,177
                                                   ======     ======







            The accompanying notes are an integral part of these
                condensed consolidated financial statements



                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended September 30, 2000 and 1999
                              (In thousands)
                               (Unaudited)

                                                          2000       1999
                                                          ----       ----
Cash flows from operating activities:
   Net income                                            $4,663     $4,010
   Adjustments to reconcile net income
     to net cash provided by operating activities:
   Provision for loan losses                                240        390
   Depreciation, amortization and accretion, net            912      1,154
   Loss on sale of investment securities                    108          7
   Gain on sale of premises and equipment                    (7)      (220)
   Change in accrued interest receivable                   (652)      (456)
   Change in other assets                                 1,383        (24)
   Change in accounts payable and accrued liabilities      (431)       633
   Change in accrued interest payable                       107        (60)
                                                        -------    -------
     Net cash provided by operating activities            6,323      5,434
                                                        -------    -------

Cash flows from investing activities:
   Proceeds from maturities of investment securities
     held to maturity                                     4,640     10,864
   Proceeds from maturities of investment securities
     available for sale                                   6,568     27,165
   Proceeds from sales of investment securities
     held to maturity                                         -        540
   Proceeds from sales of investment securities
     available for sale                                   7,881      2,971
   Purchases of investment securities
     available for sale                                 (18,011)   (50,859)
   Net increase in loans                                (27,690)   (38,412)
   Purchases of premises and equipment                     (304)      (412)
   Sales of premises and equipment                          239        287
                                                        -------    -------
     Net cash used in investing activities              (26,677)   (47,856)

Cash flows from financing activities:
   Net change in deposits                                25,943     20,817
   Net change in securities sold under agreements
     to repurchase                                        6,136      8,245
   Dividends paid                                        (2,022)    (1,736)
   Proceeds from issuance of stock                          121        104
   Purchase of treasury stock                            (4,806)      (788)
                                                        -------    -------
     Net cash provided by financing activities           25,372     26,642
                                                        -------    -------

Increase/(decrease) in cash and cash equivalents          5,018    (15,780)
Cash and cash equivalents at beginning of period         39,085     35,233
                                                        -------    -------
Cash and cash equivalents at end of period              $44,103    $19,453
                                                        =======    =======

Supplemental disclosures:
   Interest paid (net of amounts
     credited to deposit accounts)                      $ 1,847    $ 1,514
                                                        =======    =======

   Income taxes paid                                    $ 2,082    $ 1,569
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.




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


The following tables reconcile the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                    Three Months Ended                Three Months Ended
                    September 30, 2000                September 30, 1999
               Income      Shares   Per-Share    Income      Shares   Per-Share
             (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
              ---------  -----------  ------    ---------  -----------  ------
Basic EPS      $1,570       3,619      $.43       $1,393      3,846      $.36

Effect of
Dilutive
Options             -          85      (.01)           -        118      (.01)
               ------       -----      ----       ------      -----      ----
Diluted EPS    $1,570       3,704      $.42       $1,393      3,964      $.35
               ======       =====      ====       ======      =====      ====




                    Nine Months Ended                  Nine Months Ended
                    September 30, 2000                 September 30, 1999
               Income      Shares   Per-Share     Income      Shares   Per-Share
             (Numerator)(Denominator) Amount    (Numerator)(Denominator) Amount
              ---------  -----------  ------     ---------  -----------  ------
Basic EPS      $4,663       3,686     $1.27       $4,010      3,859     $1.04

Effect of
Dilutive
Options             -          89      (.03)           -        114      (.03)
               ------       -----     -----       ------      -----     -----
Diluted EPS    $4,663       3,775     $1.24       $4,010      3,973     $1.01
               ======       =====     =====       ======      =====     =====



3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting standards No. 138 ("Statement No. 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of Financial Accounting Standards Board Statement No. 133". Statement No. 138 expands the normal purchases and sales exception, redefines identified specific risks, recognizes that foreign-currency-denominated assets and liabilities may be the hedged item in fair value or cash flow hedges, and allows the designation of inter-company derivatives as hedging instruments in certain cash flow hedges. The implementation of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("Statement No. 140"), "Accounting for a replacement of FASB No. 125". Statement No. 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. Statement No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of Statement No. 140 relating to recognition and reclassification of collateral and disclosures of securitization transactions are effective for fiscal years ending after December 15, 2000. The implementation of this statement is not expected to have a material effect on the Company's consolidated financial statements.




            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


The Company's net income reported for the quarter ended September 30, 2000, was $1.57 million, a 13% increase over the quarter ended September 30, 1999 of $1.39 million. Basic and diluted earnings per share were $.43 and $.42, respectively, for the third quarter of 2000, as compared to $.36 and $.35, respectively, for the third quarter of 1999.

For the nine months ended September 30, 2000, the Company's net income was $4.66 million, a 16% increase over the nine months ended September 30, 1999 of $4.01 million. Basic and diluted earnings per share were $1.27 and $1.24, respectively, for the nine months ended September 30, 2000 as compared to $1.04 and $1.01, respectively, for the nine months ended September 30, 1999.

The Company's third quarter tax-equivalent net interest income increased by $210,000, or 4%, to $5.06 million, from $4.85 million in the corresponding quarter in 1999. For the nine months ended September 30, 2000, the Company's tax-equivalent net interest income increased by $921,000, or 6%, to $15.17 million, from $14.25 million in the corresponding period in 1999. The quarter increase is due primarily to an increase in earning assets of 8%, to $456 million for the third quarter of 2000, from $422 million for the same period in 1999, and 9%, to $444 million for the first nine months in 2000, from $409 million for the same period in 1999.

The annualized net interest margin for the quarter and nine months ended September 30, 2000 was 4.41% and 4.56%, respectively. This compares to 4.56% and 4.66% for the quarter and nine months ended September 30, 1999. The decrease of fifteen basis points for the quarter and ten basis points for the nine months ending September 30, 2000, is the result of an increasing interest rate environment. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the third quarter of 2000 increased by $95,000, or 15%, and decreased by $132,000, or 6% for the first nine months of 2000, from the corresponding periods of 1999. The third quarter increase is the result of an increase in account activity charges. The decrease in the first nine months is due to a gain on sale of premises and equipment in 1999 of $220,000, and a loss on sale of investments in 2000 of $108,000, partially offset by an increase in account activity charges of $178,000.

Salaries and employee benefits expense increased by $43,000, or 2%, for the third quarter of 2000, and by $111,000, or 2% for the first nine months of 2000, from the corresponding periods of 1999. The increase is attributable to normal payroll increases.

Furniture and equipment expense decreased by $45,000 or 18% for the third quarter in 2000 and by $91,000 or 12% for the first nine months of 2000 as compared to the corresponding periods in 1999. The decrease is due to a decrease in furniture and equipment depreciation.

Data processing expense decreased by $102,000 or 14% for the first nine months of 2000 as compared to the corresponding period in 1999. The decrease is due to expenses incurred in 1999 related to the year 2000 date change.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $3.59 million at September 30, 2000, as compared with $2.76 million at September 30, 1999. For the nine months ended September 30, 2000, the allowance for loan losses was increased by the provision for loan losses of $240,000, and increased by approximately $75,000 in net recoveries. For the nine months ended September 30, 1999, the allowance was credited with a provision for loan losses of $390,000 and decreased by approximately $57,000 in net charge-offs. The allowance as a percentage of total loans has increased to 1.31% at September 30, 2000, from 1.15% at September 30, 1999. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb potential losses inherent in the loan portfolio.

Approximately $162.5 million, or 59% of total loans was secured by nonresidential real estate and $57.4 million, or 21% of total loans was secured by residential real estate as of September 30, 2000. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at September 30, 2000.




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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $76 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of September 30, 2000.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first nine months of 2000 was an increase of $27.7 million, and the Bank purchased $18.0 million of investment securities. Additionally, funds were used to purchase $4.8 million in treasury stock and to pay $2.0 million in cash dividends. Funding for the above came primarily from increases in deposits of $25.9 million, increases in securities sold under agreements to repurchase of $6.1 million, proceeds from maturities and sales of investment securities of $19.1 million, and cash provided from operations of $5.0 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 13.12%, 14.51%, and 8.28%, respectively, as of September 30, 2000.




     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK


Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management's efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Asset/Liability Management Committee of the Bank oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 2000.



                      INTEREST RATE SENSITIVITY ANALYSIS
                            (Dollars in Thousands)

                                             Term to Repricing
                             -------------------------------------------------
                                                          Over 1 Year
                               90 Days 	  91-181   182-365 & Non-rate
                               or Less     Days      Days  Sensitive   Total
                              --------   -------   ------- --------- --------
Interest-earning assets:
   Federal funds sold         $ 22,095   $     -   $     -  $      - $ 22,095
   Investment securities         3,663     2,353     8,573   152,652  167,241
   Gross loans
     (excluding non-accrual)    64,330    27,957    59,163   123,610  275,060
                              --------   -------   -------  -------- --------
     Total interest-earning
     assets                   $ 90,088   $30,310   $67,736  $276,262 $464,396
                              --------   -------   -------  -------- --------


Interest-bearing liabilities:
   Interest-bearing checking  $      -   $     -   $     -  $ 54,710 $ 54,710
   Money market                      -    10,245    10,245    20,488   40,978
   Savings                           -         -         -    22,277   22,277
   Time deposits                57,558    40,416    83,412    22,119  203,505
   Borrowed funds               47,766         -         -         -   47,766
                              --------   -------   -------  -------- --------
     Total interest-bearing
       liabilities            $105,324   $50,661   $93,657  $119,594 $369,236
                              --------   -------   -------  -------- --------


Interest sensitivity gap     ($ 15,236) ($20,351) ($25,921) $156,668 $ 95,160

Cumulative gap               ($ 15,236) ($35,587) ($61,508) $ 95,160

Cumulative ratio of interest-earning
   assets to interest-bearing
   liabilities                     86%       77%       75%      126%

Cumulative gap as a percentage of
   total interest-earning assets (3.3%)    (7.7%)   (13.2%)    20.5%




       Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2000, the Bank's simulation analysis projects an increase to net interest income of .36%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.88%. These projected levels are within the Bank's policy limits.





                         PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     All exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
--------------------------
 Senior Vice President &
 Chief Financial Officer



Date:    November 10, 2000
       --------------------