Form 10-K
period 2000-12-31
COMMERCIAL BANKSHARES INC
filed 2001-03-27
CIK 354562

U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the fiscal year ended   December 31, 2000

[ ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                       Commission file number  33-67254

                          Commercial Bankshares, Inc.
            (Exact name of registrant as specified in its charter)

                 Florida                                  65-0050176
     -------------------------------                  -------------------
     (State or other jurisdiction of                  ( I.R.S. Employer
      incorporation or organization)                  Identification No.)

  1550 S.W. 57th Avenue, Miami, Florida                     33144
 ----------------------------------------                 ----------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (305) 267-1200
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

        None                                   None
-------------------           -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.08 par value per share
--------------------------------------
        (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

As of March 23, 2001, 3,603,342 shares of the common voting stock were issued and outstanding, of which 3,182,583 shares with an aggregate market value of $57.3 million, based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.

Documents Incorporated by Reference

1.	Certain portions of the Annual Report to Shareholders of Commercial
   Bankshares,	Inc., for fiscal year ended December 31, 2000 are incorporated
   by reference	into Part I and Part II.

2.	Certain portions of the Company's Proxy Statement for the 2001 Annual Meeting
   of Shareholders to be held on April 19, 2001 are incorporated by reference into Part III.


Table of Contents

   Description                                                      Page No.
   -----------                                                      --------
   Part I
    Item 1.    Business....................................................1
    Item 2.    Properties..................................................7
    Item 3.    Legal Proceedings...........................................7
    Item 4.    Submission of Matters to a Vote of Security Holders.........7

   Part II
    Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................8
    Item 6.    Selected Financial Data.....................................8
    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8
    Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..8
    Item 8.    Financial Statements and Supplementary Data.................8
    Item 9.    Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure......................8

   Part III
    Item 10.   Directors and Executive Officers of the Registrant..........8
    Item 11.   Executive Compensation......................................8
    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management..............................................9
    Item 13.   Certain Relationships and Related Transactions..............9

   Part IV
    Item 14.   Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K.................................................9

   Signatures.............................................................11

   Exhibit 10.14  Second Amendment to Lease...............................12

   Exhibit 10.15  Agreement for Item Processing Services..................18

   Exhibit 23.1 Consent of Independent Certified Public Accountants.......32






                                   PART I


Item 1.  Business.


Commercial Bankshares, Inc.

     Commercial Bankshares, Inc., (the "Company"), a Florida corporation organized in 1988,is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), as amended, whose wholly owned subsidiary and principal asset is the Commercial Bank of Florida, (the "Bank"). The Company, through its ownership of the Bank, is engaged in a commercial banking business, and its primary source of earnings is derived from income generated by its ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its wholly owned subsidiary, the Bank, on a consolidated basis.


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


Employees


     At December 31, 2000, the Company and the Bank together employed 187 employees, of whom seven are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


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


     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2000 and 1999, the Company's total risk-based capital ratios were 14.30% and 16.34%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2000 and 1999, the Company's leverage ratios were 8.17% and 9.23%, respectively.


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


Gramm-Leach-Bliley Act


     The Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999 to remove depression-era barriers that separate banking, securities and insurance functions. The Act allows full affiliation between banks and securities firms by permitting the creation of financial holding companies designed to engage in a range of financial activities, including securities underwriting and merchant banking. The Act also repeals the SAIF special reserve; modernizes the Federal Home Loan Bank System; provides for less frequent Community Reinvestment Act ("CRA") compliance examinations for community banks with $250 million or less in assets, and gives customers the right to prevent banks from sharing information with third parties, such as telemarketers. The Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. The Act contains requirements for the protection of consumer's financial privacy ("Regulation P"). The Bank has identified obligations, developed a privacy policy and will provide disclosure of the policy to customers in the second quarter of 2001. The Bank will be in full compliance with Regulation P by July 1, 2001. Certain provisions of the Act were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.


Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")


     Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2000, the Bank met the definition of a "well capitalized" institution.


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


     The Bank is subject to the provisions of FDICIA relating to internal controls effective January 1, 2001. These provisions are required for banks over $500 million in assets and requires that the Bank document and test its internal control structure and report on it on an annual basis. The Bank will comply with all applicable sections of the regulation and will report as required in the first quarter of 2002.



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


     The Bank owns ten of its fourteen full-service branches and leases the
remaining four offices.   Additional information relating to the Company's
lease commitments is set forth in Note 4 on page 27 in the 2000 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.


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


                                   PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


     Information required to be reported under this item is set forth on pages 13 and 14 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data.


     Information required to be reported under this item is set forth on pages 2 and 3 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Information required to be reported under this item is set forth on pages 4 through 16 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


     Information required to be reported under this item is set forth on pages 15 through 16 of the 2000 Annual Report to Shareholders under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.


     The information required to be reported under this item is set forth on pages 17 through 35 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.


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

   10.9 Shopping Center Lease dated July 31, 1992, between Pembroke Associates, as Landlord, and Carteret Savings Bank, F.A., as Tenant ("Lease"). The Lease was assigned to Commercial Bank of Florida by the Resolution Trust Corporation as Receiver of Carteret Federal Savings Bank of Florida (successor to Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.), pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to Exhibit 10.9 that accompanies the 1994 Annual Report on Form 10-KSB.

   10.10 Lease dated January 1, 1992, between Julius Mufson, Trustee, and Alan J. Goldstein, Trustee, d/b/a Hallandale Place Joint Venture
           (as Landlord) and Carteret Savings Bank, as Tenant ("Lease"). The Lease was assigned to Commercial Bank of Florida by the Resolution Trust Corporation, as Receiver of Carteret Federal Savings Bank of Florida (successor to Carteret Federal Savings Bank and Carteret Savings and Loan Association, F.A.) pursuant to Lease Assignment and Assumption Agreement dated December 5, 1994. Incorporated by reference to Exhibit 10.10 that accompanies the 1994 Annual Report on Form 10-KSB.

   10.11 Standard Office Building Lease, dated December 10, 1996, between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant), (filed herewith).

   10.12 Commercial Bankshares, Inc., Amendment to 1994 Outside Director Stock Option Plan, dated January 15, 1999. Incorporated by reference to
           Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

   10.13 Commercial Bankshares, Inc., Amendment to 1994 Performance Stock Option Plan dated January 15, 1999. Incorporated by reference to Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

   10.14 Commercial Bankshares, Inc., Amendment to Standard Office Building Lease between Swire Brickell One, Inc., d/b/a "Courvoisier Center" (Landlord) and Commercial Bank of Florida (tenant), dated December 21, 2000 (filed herewith).

   10.15 Agreement to provide data processing and back office services between Electronic Data Systems and Commerical Bank of Florida, dated December 7, 1999 (filed herewith).

   11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 30 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

   13.1    2000 Annual Report to Shareholders of Commercial Bankshares, Inc. *

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

COMMERCIAL BANKSHARES, INC.
---------------------------
      (Registrant)



By:/s/ Jack J. Partagas
   --------------------
Jack J. Partagas
President and Chief Operating Officer
March 23, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                     Date
-----------------------          -----------------------------   --------------

By:/s/ Joseph W. Armaly          Chairman of the Board           March 23, 2001
   --------------------          of Directors and
Joseph W. Armaly                 Chief Executive Officer
                                 (Principal Executive Officer)


By:/s/ Jack J. Partagas          President,                      March 23, 2001
   --------------------          Chief Operating Officer,
Jack J. Partagas                 and Director


By:/s/ Cromwell A. Anderson      Director                        March 23, 2001
   ------------------------
Cromwell A. Anderson


By:/s/ Martin Yelen              Director                        March 23, 2001
   ------------------------
Martin Yelen


By:/s/ Robert Namoff             Director                        March 23, 2001
   ------------------------
Robert Namoff


By:/s/ Barbara E. Reed           Senior Vice President           March 23, 2001
   ------------------------      and Chief Financial Officer
Barbara E. Reed




                                 EXHIBIT 10.14
                           SECOND AMENDMENT TO LEASE

     THIS SECOND AMENDMENT TO LEASE (this "Amendment") is entered into as of December 21, 2000, between FBEC - BRICKELL KEY CENTRE, L.P., a Delaware limited partnership (successor by merger to Swire Brickell One Inc.) ("Landlord"), and COMMERCIAL BANK OF FLORIDA, a Florida banking corporation ("Tenant").

                                R E C I T A L S

     A. Swire Brickell One, Inc. and Tenant entered into a certain Standard Office Building Lease, dated December 21, 1990, as amended by First Amendment to Standard Office Building Lease (the "First Amendment"), dated April 20, 1994 (as so amended, the "Lease"). Under the terms of the Lease, Landlord leases to Tenant approximately 3,543 rentable square feet situated in Suite 100 (the "Premises") of the building commonly known as Courvoisier Centre I, located at 501 Brickell Key Drive, Miami, Florida 33131 (the "Building").

     B. The parties desire to amend the Lease to provide for the extension of the Term of the Lease, as set forth in and subject to the terms and conditions contained in this Amendment.

     C. Although the Rentable Area of the Premises is stated in the Lease to be 3,485 rentable square feet, the Premises have been remeasured, and such re-measurement shows the Rentable Area of the Premises to be 3,543 rentable square feet.

     NOW, THEREFORE, in consideration of these premises and other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, the parties agree as follows:

     1. Capitalized Terms. All capitalized terms which are not specifically defined in this Amendment and which are defined in the Lease will have the same meaning for purposes of this Amendment as they have in the Lease.

     2. Lease Term. Subject to the terms and conditions set forth in this Amendment, the Lease Term is hereby extended to expire on March 31, 2011. The period beginning April 1, 2001 and ending March 31, 2011 is referred to as the "Extension Term".

     3. Premises. Beginning on the first day of the Extension Term, all references in the Lease to the Rentable Area of the Premises being 3,485 rentable square feet are hereby replaced with 3,543 rentable square feet as the new Rentable Area of the Premises. Beginning on the first day of the Extension Term, all references in the Lease to the Rentable Area of the Building feet are hereby replaced with 97,059 rentable square feet as the new Rentable Area of the Premises.

     4.    Rental.

       (a) Section 4 of the Lease is hereby amended such that during the Extension Term, the following Base Rent will apply to the Premises (plus applicable sales tax):

                                                      Monthly Installments
          Period              Annual Base Rent           of Base Rent
   ---------------------   ---------------------   -------------------------
   April 1, 2001 through        $108,061.56                $9,005.13
   March 31, 2002                                  ($30.50 x 3,543 rsf / 12)
   April 1, 2002 through        $111,321.12                $9,276.76
   March 31, 2003                                  ($31.42 x 3,543 rsf / 12)
   April 1, 2003 through        $114,651.48                $9,554.29
   March 31, 2004                                  ($32.36 x 3,543 rsf / 12)
   April 1, 2004 through        $118,088.16                $9,840.68
   March 31, 2005                                  ($33.33 x 3,543 rsf / 12)
   April 1, 2005 through        $121,631.16               $10,135.93
   March 31, 2006                                  ($34.33 x 3,543 rsf / 12)
   April 1, 2006 through        $125,280.48               $10,440.04
   March 31, 2007                                  ($35.36 x 3,543 rsf / 12)
   April 1, 2007 through        $129,036.12               $10,753.01
   March 31, 2008                                  ($36.42 x 3,543 rsf / 12)
   April 1, 2008 through        $132,897.96               $11,074.83
   March 31, 2009                                  ($37.51 x 3,543 rsf / 12)
   April 1, 2009 through        $136,901.52               $11,408.46
   March 31, 2010                                  ($38.64 x 3,543 rsf / 12)
   April 1, 2010 through the    $141,011.40               $11,750.95
   last day of the Term of the                     ($39.80 x 3,543 rsf / 12)
   Lease (March 31, 2011)


     (b) Under Section 5 of the Lease, during the Extension Term, Tenant will continue to pay Tenant's proportionate share of the actual Operating Expenses, Taxes and Insurance less the Base Amount. However, during the Extension Term, the "Base Amount" shall mean a sum equal to the actual "Operating Expenses," "Taxes" and "Insurance" of the Building for calendar year 2001. Beginning on the first day of the Extension Term, Section 5(c) of the Lease is hereby modified as follows:

         (I) In line 19 of such Section 5(c), insert "(i)" between "improvements" and "result;" and

        (II) In line 26 of such Section 5(c), insert the following after "associated parking areas" but before the period: "or (ii) are required by governmental laws, codes, ordinances, rules or regulations, enacted, issued or promulgated after the first day of the Extension Term, provided that, in the case of such improvements required by law, (a) such cost is evenly amortized by Landlord over the useful life of the capital improvement, with interest on the unamortized amount, and (b) such amortized costs (including interest as aforesaid) are only included in Operating Expenses under this Lease for that portion of the useful life of the capital improvement which falls within the Term."

     (c) Beginning on the first day of the Extension Term, Section 5(a) (Tenant's Proportionate Share) of the Lease is hereby amended as follows: the phrase "3.33%" is hereby replaced with "3.6504%."

     (d) Beginning on the first day of the Extension Term, Section 5 of the Lease is hereby further modified as follows: In the third to last grammatical paragraph of that Section, beginning and line 12 of such grammatical paragraph, the phrase "Within sixty (60) days following the end of each calendar year during the Term," is hereby replaced with "Following the end of each calendar year during the Term,". The following is hereby inserted in line 19 of such grammatical paragraph after the phrase "as the case may be.":
"Landlord will use reasonable efforts to deliver such statement to Tenant within 90 days after the end of the applicable calendar year, but Landlord's failure to deliver such statement within such time will not alter Tenant's obligations hereunder."

     (e) Beginning on the first day of the Extension Term, the penultimate grammatical paragraph of Section 5 of the Lease is hereby deleted and replaced with the following:

                "Notwithstanding any language in this Lease seemingly
            to the contrary, if the Building is not fully occupied during any calendar year of the Term, actual "Operating Expenses," "Taxes" and "Insurance" and the excess thereof over the Base Amount for the purposes referenced above shall be determined as if the Building had been fully occupied during such year. Similarly, if the Building is not fully occupied during the calendar year with respect to which the Base Amount was calculated, actual "Operating Expenses," "Taxes" and "Insurance" for the purposes of such Base Amount will be determined for the calendar year with respect to which the Base Amount was calculated as if the Building had been fully occupied during such year. If Landlord is not required to provide certain services to a tenant, then the costs of such services will be apportioned among the tenants provided with such services, and Tenant's Proportionate Share for such services will be recomputed to equal the ratio that the Rentable Area of Tenant's Premises bears to the total Rentable Area of the demised premises of tenants provided with such services. For the purposes of this Lease, "fully occupied" means occupancy of 95% of the Rentable Area in the Building."

     5. Drive-In Facility. During the Extension Term, Tenant may continue to use the Drive-In Facility as described in the First Amendment, and may continue to purchase Validation Stickers at cost as described in the First Amendment. However, the monthly Rent for such Drive-In Facility during the Extension Term will be as follows (plus applicable sales tax):


                   Period                         Monthly Rent
           ---------------------                  ------------
           April 1, 2001 through                     $910.00
           March 31, 2002
           April 1, 2002 through                     $937.30
           March 31, 2003
           April 1, 2003 through                     $965.42
           March 31, 2004
           April 1, 2004 through                     $994.38
           March 31, 2005
           April 1, 2005 through                   $1,024.21
           March 31, 2006
           April 1, 2006 through                   $1,054.94
           March 31, 2007
           April 1, 2007 through                   $1,086.59
           March 31, 2008
           April 1, 2008 through                   $1,119.19
           March 31, 2009
           April 1, 2009 through                   $1,152.77
           March 31, 2010
           April 1, 2010 through the               $1,187.35
           last day of the Term of the
           Lease (March 31, 2011)


     6. Other Lease Provisions. The Lease is hereby further modified as follows:

         (a) Section 12 (Security Deposit) of the Lease is here by deleted. The parties acknowledge that any Security Deposit that may have been required under the Lease has been waived .

         (b) Section 9 (Quiet Enjoyment) of the Lease is hereby modified to insert the following in line 6 after the phrase "Term hereby demised" but before the period: "against al persons claiming by, through or under Landlord."

         (c) Exhibit "C" (Rules and Regulations) of the Lease is hereby replaced with the Building Rules and Regulations attached hereto as Exhibit C.

         (d) Section 13 (f) of the Lease is hereby modified to replace the proviso set forth therein with the following: "; provided, however, that in the event Tenant requests overtime air conditioning, Tenant will pay to Landlord its regular charges for such additional heating or air conditioning." Such regular charges as of the date of this Amendment (which are subject to change without notice) are $30.00 per hour per HVAC zone, with a two hour minimum usage.

         (e) The parties acknowledge that there is no unused balance of the Allowance referred to in Section 14 of the Lease.

         (f) Notwithstanding any provision of the Lease to the contrary (including, without limitation, Section 15 of the Lease) upon termination of the Lease or expiration of the Term, Tenant will, at Tenant's sole expense, remove from the Premises any safe or vault installed by Tenant, and restore any damage to the Premises or Building caused by such installation or removal.

         (g) The first grammatical paragraph of Section 17 (Parking) of the Lease is hereby deleted and replaced with the following:

                Provided that Tenant pays the charges contemplated by this Section 17 when due, Landlord will initially issue to Tenant, for use by Tenant and its employees and visitors during the Term, up to 7 parking passes for parking automobiles in the parking garage serving the Building, which parking rights will include unlimited
           "in and out" privileges.  If at any time Tenant fails
           (or elects not) to pay for the maximum number of parking spaces to which it is entitled, Landlord may elect to terminate Tenant's rights to those spaces for the remainder of the Term. Of such 7 parking passes, 6 will be for unreserved spaces and 1 will be for reserved spaces. With respect to such unreserved spaces, Tenant will not have the right to use any specific spaces, but will have the right to park such number of automobiles in the parking garage at market rates charged from time to time by Landlord (or any licensee or lessee operating the parking garage at the time) to tenants and other third parties for unreserved parking privileges (plus applicable sales taxes, governmental surcharges and the like). As of the date of this Lease, the rate for unreserved parking privileges is $75.00/month per space. With respect to such reserved spaces, the location of such spaces will be designated by Landlord, and Landlord will be entitled to relocate such assigned parking space(s) at any time after reasonable written notice (not less than 30 days). Tenant will pay as additional rent for such reserved parking spaces the market rates charged from time to time by Landlord (or any licensee or lessee operating the parking garage at the time) to tenants and other third parties for reserved parking spaces (plus applicable sales taxes, governmental surcharges and the like). As of the date of this Lease, the rate for reserved parking spaces is $95.00/month per space. In addition, Short term visitor parking will be available for the use of guests of tenants of the Building (including Tenant's customers) during the Term; as of the date of this Lease, the rate for visitor parking is $1.00 per one-half hour or any part thereof, with a maximum of $12.00 per day per space (which rate is subject to increase from time to time). Landlord is under no obligation to make available to Tenant parking privileges in excess of the total number or ratio of parking passes set forth above. However, if in Landlord's sole and absolute discretion Landlord (or any licensee or lessee operating the parking garage at the time) makes available to Tenant parking passes in excess of the number or ratio set forth above, then such excess will be on a month-to-month basis only. Short-term parking at the arrival level of the Building will also be available for Tenant's short-term banking customers throughout the Term; provided, however, that at no time whatsoever shall any bank customer park at any such space in excess of a reasonable amount of time.

         (h) Subparagraphs (i) and (ii) of Section 29 (Insurance) of the Lease are hereby replaced with the following:

            (a) All risk property insurance (including extra expense insurance) on all of Tenant's fixtures and personal property in the Premises, all for the full replacement cost thereof. Landlord will be named as loss payee as respects its interest in any such alterations, additions, or other improvements.

            (b)    (intentionally omitted)

            (c) Workers compensation and employers liability insurance. Workers compensation insurance in statutory limits will be provided for all employees. The employers liability insurance will afford limits not less than $500,000.00 per accident, $500,000.00 per employee for bodily injury by disease, and $500,000.00 policy limit for bodily injury by disease.

            (d) Commercial general liability insurance which insures against claims for bodily injury, personal injury, advertising injury, and property damage based upon, involving, or arising out of the use, occupancy, or maintenance of the Premises and the Building. Such insurance will afford, at a minimum, the following limits:

               Each Occurrence                             $1,000,000.00
               General Aggregate                            2,000,000.00
               Products/Completed Operations Aggregate      2,000,000.00
               Personal and Advertising Injury Liability    1,000,000.00
               Fire Damage Legal Liability                     50,000.00
               Medical Payments                                 5,000.00


               Any general aggregate limit will apply on a per-location basis.

Such insurance will name Landlord, its trustees and beneficiaries, Landlord's mortgagees, Landlord's managing agent, Landlord's advisor, and their respective officers, directors, agents and employees, as additional insureds (the "Required Additional Insureds").

This coverage must include blanket contractual liability, broad form property damage liability, and must contain an exception to any pollution exclusion which insures damage or injury arising out of heat, smoke, or fumes from a hostile fire. Such insurance must be written on an occurrence basis and contain a standard separation of insureds provision.

             (e) Business auto liability which insures against bodily injury and property damage claims arising out of the ownership, maintenance, or use of "any auto." A minimum of a $1,000,000.00 combined single limit per accident will apply.

             (f) Umbrella excess liability insurance, on an occurrence basis, that applies excess of required commercial general liability, business auto liability, and employers liability policies, which insures against bodily injury, property damage, personal injury and advertising injury claims with the following minimum limits:

               Each Occurrence                    $5,000,000.00
               Annual Aggregate                    5,000,000.00


These limits must be in addition to and not including those stated for underlying commercial general liability, business auto liability, and employers liability insurance. Such policy must name the Required Additional Insureds as additional insureds.

             (g) General insurance requirements. All policies required to be carried by Tenant hereunder must be issued by and binding upon an insurance company licensed to do business in the state in which the property is located with a rating of at least 'A-" "XII" or better as set forth in the most current issue of Best's Key Rating Guide, unless otherwise approved by Landlord. Tenant will not do or permit anything to be done that would invalidate the insurance policies required.

Liability insurance maintained by Tenant will be primary coverage without right of contribution by any similar insurance that may be maintained by Landlord.

Certificates of insurance, acceptable to Landlord, evidencing the existence and amount of each liability insurance policy required and Evidence of Property Insurance Form, Acord 27, evidencing property insurance as required will be delivered to Landlord prior to the first day of the Extension Term and ten days prior to each renewal date. Certificates of insurance will include an endorsement for each policy showing that the Required Additional Insureds are included as additional insureds on liability policies (except employer's liability). The Evidence of Property Insurance Form will name Landlord as loss payee for property insurance as respects Landlord's interest in improvements and betterments. Further, the certificates must include an endorsement for each policy whereby the insurer agrees not to cancel or non-renew the policy, or reduce the coverage below the limits required in this Lease, without at least 30 days' prior notice to Landlord and Landlord's managing agent.

If Tenant fails to provide evidence of insurance required to be provided by Tenant, prior to the first day of the Extension Term and thereafter during the Term, within 10 days following Landlord's request thereof, and 10 days prior to the expiration date of any such coverage, Landlord will be authorized (but not required) to procure such coverage in the amount stated with all costs thereof to be chargeable to Tenant and payable upon written invoice thereof.

The limits of insurance required as set forth above, or as carried by Tenant, will not limit the liability of Tenant or relieve Tenant of any obligation thereunder. Any deductibles selected by Tenant will be the sole responsibility of Tenant.

Landlord may, at its sole discretion, change the insurance policy limits and forms which are required to be provided by Tenant; such changes will be made to conform with common insurance requirements for similar properties in similar geographic locations. Landlord will not change required insurance limits or forms more often than once per calendar year.

         (i) Section 35 (Option to Renew) of the Lease is hereby deleted in its entirety.

         (j)    Section 36 (Exclusive) of the Lease is hereby deleted.

         (k) The reference in Section 34 of the Lease to Rule No. 1 will hereafter refer to rule 3.3 of the Building Rules and Regulations attached hereto as Exhibit C. The reference in Section 47 to the Lease to Rule No. 2 will hereafter refer to rule 3.2 of the Building Rules and Regulations attached hereto as Exhibit C.

         (l) Exhibit B (Work letter) to the Lease will not apply to this Amendment or to the Extension Term.

    	7. Condition of Premises. During the Extension Term, Landlord is leasing the Premises to Tenant "AS IS" and "With All Faults", without any representations or warranties of any kind (including, without limitation, any express or implied warranties of merchantability, fitness or habitability).

     8. Authority. Landlord and Tenant each represent and warrant to the other that this Amendment has been duly authorized, executed and delivered by and on behalf of each party hereto and constitutes the valid and binding agreement of Landlord and Tenant in accordance with the terms hereof.

     9. Real Estate Brokers. Each party hereto hereby represents and warrants to the other that in connection with this Amendment, the party so representing and warranting has not dealt with any real estate broker, agent or finder, except for Jones Lang LaSalle Americas, Inc. (the "Broker"), and, to its knowledge no other broker initiated or participated in the negotiation of this Amendment or is entitled to any commission in connection with this Amendment. Each party hereto will indemnify the other against any inaccuracy in such party's representation. Landlord hereby agrees that it will pay a commission to the Broker according to a separate agreement.

     10. Counterparts. This Amendment may be executed in any number of counterparts and by each of the undersigned on separate counterparts, and each such counterpart will be deemed to be an original, but all such counterparts will together constitute but one and the same Amendment.

     11. Radon. Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from the county public health unit.

     12.    Time of Essence. Time is of the essence of this Amendment.

     13. No Offer. Submission of this instrument for examination or negotiation will not bind Landlord, and no obligation on the part of Landlord will arise until this Amendment is executed and delivered by both Landlord and Tenant.

     14. Entire Agreement. This Amendment and the Lease contain all the terms, covenants, conditions and agreements between Landlord and Tenant relating to the matters provided for in this instrument. No prior or other agreement or understanding pertaining to such matters other than the Lease will be valid or of any force or effect.

     15. Limitation on Liability. The liability of Landlord to Tenant under the Lease and this Amendment will be limited to the interest of Landlord in the Building and surrounding property, and Tenant agrees to look solely to Landlord's interest in the Building and the surrounding property for the recovery of any judgment from the Landlord, it being intended that Landlord will not be personally liable for any judgment of deficiency.

     16. Lease in Full Force and Effect. As modified hereby, the Lease and all of the terms and provision thereof remain in full force and effect.



    WITNESSES:

    _________________________        TENANT: COMMERCIAL BANK OF
    Name:____________________                FLORIDA

    _________________________        By:__________________________
    Name:____________________        Name:________________________
                                     Title:_______________________


    WITNESSES:                       LANDLORD:  FBEC - BRICKELL KEY
                                                CENTRE, L.P.
    _________________________
    Name:____________________        By:   Brickell Key Centre - FBEC, L.L.C.,
                                           its general partner
    _________________________
    Name:____________________        By:__________________________
                                     Name:________________________
                                     Title:_______________________







                             EXHIBIT 10.15
                  AGREEMENT FOR ITEM PROCESSING SERVICES

     THIS AGREEMENT FOR ITEM PROCESSING SERVICES ("Agreement") is between ELECTRONIC DATA SYSTEMS CORPORATION ("EDS"), a Delaware corporation with an address at 5400 Legacy Drive, Plano, Texas 75024, EDS Information Services L.L.C., ("EIS") a Delaware limited liability company with an address at 5400 Legacy Drive, Plano, Texas 75024, (all references to EDS in this Agreement will be deemed to include EIS) and COMMERCIAL BANK OF FLORIDA ("Customer" or the "Bank"), a Florida State Chartered Bank with an address at 1550 SW 57th Avenue, Miami, Florida, 33144-5722.

     WHEREAS, The Bank desires to purchase certain item processing services from EDS itself and through various of EDS' indirect, wholly-owned, United States-based subsidiaries, including EIS.

     NOW, THEREFORE, The Bank and EDS hereby agree as follows:




                           ARTICLE I - DEFINITIONS

1.1   Definitions.  In this Agreement:
      -----------
     (a) "Business Day" is each weekday, Monday through Friday, which is not a holiday of the federal reserve banks.

     (b)   "Conversion Services" are the services described in Section 3.1 (b).

     (c) "CPI" is the Consumer Price Index for All Urban Consumers, U.S. City Average, for All Items (1982-1984 = 100) as published by the Bureau of Labor Statistics of the U.S. Department of Labor. If the Bureau of Labor Statistics stops publishing the CPI, the parties will substitute another comparable measure published by a mutually agreeable source. However, if such change is merely to redefine the base period for the CPI from 1982-1984 to some other period, the parties will continue to use the CPI but will, if necessary, convert the two CPI's being compared to the same basis by multiplying one of them by the appropriate conversion factor.

     (d) "Data Center" is the space at one or more locations where EDS performs services.

     (e) "EDS Systems" are all Systems, except for Systems provided by Customer, used by EDS to provide the services, including without limitation any improvements, modifications or enhancements made by EDS to any System and provided to Customer under this Agreement.

     (f) "Effective Date" is the date that this Agreement is executed by EDS pursuant to Section 9.10.

     (g) "Implementation Date" is the date on which EDS begins processing Customer's Items. Implementation Date in this case, as EDS is already processing the Bank's work, is defined as March 31, 2000, at which time the terms and pricing will be effective.

     (h)   "Initial Term" is defined in Section 2.1.

     (i) "Item" is a document or other segment of media on which is recorded information evidencing a withdrawal from or draft against (i) a demand deposit, negotiable order of withdrawal, or other checking account offered by Customer to its customers, or (ii) an internal Customer general ledger account.

     (j)   "Item Processing Services" are the services described in Schedule A.

     (k)   "Renewal Terms" is defined in Section 2.1.

     (l) "Service" or "Services" are all of the services to be provided by EDS under this Agreement, which include the Item Processing Services, Conversion Services and Special Services.

     (m)   "Special Services" are the services described in Section 3.1 (c).

     (n) "System" or "Systems" are (i) computer programs, including without limitation software, firmware, application programs, operating systems, files, and utilities; (ii) supporting documentation for such computer programs, including without limitation input and output formats, program listings, narrative descriptions, operating instructions and procedures, user and training documentation, special forms, and source code; and (iii) the tangible media upon which such programs are recorded, including without limitation chips, tapes, disks and diskettes.



                                ARTICLE II - TERM

2.1 Term. This Agreement will begin on the Effective Date and, unless terminated earlier under Section 7.3, 7.4, 7.5, 7.6, 7.7 or 9.5, will continue for a period of Five (5) years from the Implementation Date (the "Term").



                       ARTICLE III - EDS RESPONSIBILITIES

3.1   Services Provided. EDS will provide Customer with the following Services:
      -----------------
      (a) Item Processing Services. EDS will provide to Customer, and Customer will purchase from EDS, Customer's total requirements for Item Processing Services.

      (b) Conversion Services. On a mutually agreeable schedule EDS will provide those services and instructions ("Conversion Services") reasonably required for Customer to convert to and use the Item Processing Services. Customer will cooperate in the conversion effort and timely provide whatever information, data, clerical and office support, management decisions, approvals and signoffs that EDS reasonably requires.

      (c) Special Services. EDS will provide to Customer such special services as Customer may reasonably request in writing ("Special Services") during the term of this Agreement.

3.2   General Terms Relating to Services.
      ----------------------------------
      (a) EDS will be responsible for the Items from the time that such Items are received by EDS at the Data Center until the Items are released for pickup at the Data Center to couriers; provided that EDS' liability for the destruction or disappearance of Items will be limited to cases where the destruction or disappearance is due entirely to the negligence or willful misconduct of EDS and, if so, EDS' sole obligation is to reconstruct the Items from microfilm created by Customer.

      (b) EDS will establish, modify or substitute from time to time any equipment, processing priorities, programs or procedures used in the operation of the EDS Systems or the provision of the Services that EDS reasonably deems necessary, and notify Customer of any such changes that will affect Customer's operations.

      (c) With the cooperation of Customer, EDS will develop, maintain and, as necessary in the event of a disaster, execute a disaster recovery plan for the Data Center. EDS will provide Customer and its auditors and inspectors with access to a summary of such disaster recovery plan at all reasonable times.

      (d) All times indicated in this Agreement refer to the time zone in which the Data Center is located.


3.3 Audits. EDS will provide auditors and inspectors that Customer designates in writing with reasonable access to the Data Center for the limited purpose of performing audits or inspections of Customer's business. EDS will provide to such auditors and inspectors audit assistance as a Special Service. EDS will not be required to provide access to data of other EDS customers.

3.4 Regulatory Compliance. If either EDS or Customer becomes aware of any changes or proposed changes to any statutes, regulations or rules applicable to the Services, that party will promptly notify the other of the change or proposed change, and the parties will cooperate in analyzing the impact, if any, that the change or proposed change will have on the obligations of the parties under this Agreement. If any such change requires EDS to modify any Services, EDS will comply with such change and Customer will reimburse EDS for (a) any additional costs thereby incurred by EDS that are specific to Customer (such as the cost of retaining Customer's data for a longer period of time), and (b) Customer's pro rata share (based on such method of proration as EDS in good faith determines to be appropriate) of any additional costs thereby incurred by EDS that are not specific to Customer (such as the cost of modifications to the EDS Systems that apply to Customer and to other EDS customers for item processing services) and that are in excess of the costs that EDS would customarily absorb as part of its normal services to its customers for item processing services, as reasonably determined by EDS.

3.5 Annual Report and EDP Audit. Upon request, EDS will provide at no charge one copy of EDS' most recent annual report to Customer. Upon request, EDS will also provide to Customer one copy of EDS' most recent independent Data Center EDP audit, if any, at EDS' then standard charge for such copy.



                         ARTICLE IV - PAYMENTS TO EDS


4.1  Service Charges. Customer will pay EDS for the Services as follows:

     (a)   For Item Processing Services, the monthly charges listed in Schedule
           C.

     (b) For Special Services, EDS' then standard charges for such Services, or, if EDS then has no standard charges for such Services, upon whatever other basis that the parties agree.

4.2 Additional Charges. Customer will also pay EDS the following, if applicable:

     (a) All costs incurred by EDS (i) in mailing reports or other output to Customer, its customers, or third parties, and (ii) in transporting, shipping, or delivering Items, reports, output, or input to and from the Data Center, including without limitation telecommunication usage.

     (b) All out-of-pocket costs and expenses, including, without limitation, travel and travel-related expenses, which are incurred by EDS in providing Services when incurred at Customer's request.

     (c)   Any other charges expressly provided in this Agreement.

     (d) All taxes, however designated or levied, based upon any charges under this Agreement, or upon this Agreement or the Systems, Services or materials provided hereunder, or their use, including without limitation state and local privilege or excise taxes based on gross revenue, sales and use taxes, and any taxes or amounts in lieu thereof paid or payable by EDS in respect of the foregoing, exclusive, however, of franchise taxes and taxes based on the net income of EDS.


4.3 Time of Payment. All charges under this Agreement will be due and payable within thirty (30) days of invoice date. Any charges not paid within thirty (30) days of invoice date will bear interest until paid at a rate equal to the lesser of one percent (1%) per month. Customer authorizes EDS to collect charges for Services through applicable clearing house procedures.

4.4 Cost of Living Adjustment. Except as provided below, and no more than once in any twelve month period, EDS may, at its option and by giving Customer written notice, increase the charges for Services by a percentage not to exceed the lesser of:

      (a) The percentage by which the CPI as of that time is higher than the CPI as of (i) for the first adjustment, the earlier of the Effective Date or the date of the last adjustment previously made pursuant to any immediately prior agreement, if any, under which EDS provided the same or similar Services to Customer, and (ii) thereafter, the previous time that EDS adjusted its charges to Customer pursuant to this Section. These increased charges will remain in effect until EDS adjusts them again pursuant to this Section; or

      (b)   Five Percent.

      These increased charges will remain in effect until EDS adjusts them again pursuant to this section.





                      ARTICLE V - CUSTOMER RESPONSIBILITIES

5.1 Customer Obligations. In order for EDS to provide the Services, Customer shall perform its obligations under this Agreement, including without limitation Schedule B.





                 ARTICLE VI - SYSTEMS, DATA AND CONFIDENTIALITY

6.1 EDS Systems. All EDS Systems are and will remain the exclusive property of EDS or licensors of such EDS Systems, as applicable, and, except as expressly provided in this Agreement, Customer will have no ownership interest or other rights in any EDS System. Customer acknowledges that the EDS Systems include EDS proprietary information and agrees to keep any information disclosed to Customer about the EDS Systems confidential at all times. Upon the expiration or termination of this Agreement, Customer will return all copies of all items relating to the EDS Systems which are in the possession of Customer and certify to EDS in writing that Customer has retained no material relating to the EDS Systems.

6.2 Customer's Information. Information relating to Customer or its customers contained in Customer's data files is the exclusive property of Customer and EDS will only be the custodian of that information. EDS agrees to hold in confidence all proprietary information of Customer and its customers provided to EDS. However, upon the request of any appropriate federal or state regulatory authority with jurisdiction over Customer's business and after EDS has, when reasonably possible, notified Customer of such request, EDS will allow such authority access to all records and other information of Customer and its customers in the possession of EDS and provide as a Special Service any related assistance that is required. Promptly after the termination or expiration of this Agreement and the payment to EDS of all sums due and owing, including without limitation any amounts due under Sections or, EDS will, at Customer's request and expense, return to Customer all of Customer's information, data and files in EDS' then standard machine-readable format and media.

6.3 Confidentiality. Except as otherwise provided in this Agreement, EDS and Customer each agree that all information communicated to one by the other or the other's affiliates, whether before or after the Effective Date, will be received in strict confidence, will be used only for purposes of this Agreement will not be disclosed by the recipient party, its agents, subcontractors or employees without the prior written consent of the other party. Each party agrees to take all reasonable precautions to prevent the disclosure to outside parties of such information, including, without limitation, the terms of this Agreement, except as required by legal, accounting or regulatory requirements beyond the reasonable control of the recipient party. The provisions of this Section will survive the expiration or termination of this Agreement for any reason.

6.4 Safeguarding Data Integrity. EDS will maintain internal computer data integrity safeguards (such as access codes and passwords) to protect against the accidental or unauthorized deletion or alteration of Customer's data in the possession of EDS. EDS will provide additional internal computer data integrity safeguards that Customer reasonably requests as a Special Service. EDS will also employ and maintain controlled access systems in the Data Center.



                  ARTICLE VII - TERMINATION AND RELATED MATTERS

7.1 Performance Review. A designated representative of EDS and a designated representative of the Bank will meet as often as reasonably requested by either party to review the performance of EDS or the Bank under this Agreement. Written minutes of such meetings may be kept. In the event of any dispute, controversy, or claim between the parties arising from or relating to this Agreement (a "dispute"), then, upon the written request of either party, each of the parties shall appoint a designated officer to meet and negotiate in good faith to resolve such Dispute. Formal proceedings for the arbitration of such dispute in accordance with
      Section 7.2 may not be commenced until the earlier of (a) the expiration of thirty days after the initial request for such negotiations, or (b) either of the designated officers concluding in good faith and notifying the other designated officer that amicable resolution through continued negotiation of the matter in issue does not appear likely.

7.2 Arbitration. EDS and the Bank stipulate and agree that if they are unable to resolve any dispute as contemplated by section 7.1, then such dispute will be resolved by final and binding arbitration by a panel of three arbitrators (the "Arbitration Panel") in accordance with and subject to the Commercial Arbitration Rules of the American Arbitration Association ("AAA") then if effect. Following notice of a party's election to require arbitration, each party will within thirty days select one arbitrator, and those two arbitrators will within thirty days thereafter select a third arbitrator. If the two arbitrators are unable to agree on a third arbitrator within thirty days, the AAA will within thirty days thereafter select such third arbitrator. Discovery as permitted by the Federal Rules of Civil Procedure then if effect will be allowed in connection with arbitration to the extent consistent with the purpose of the arbitration and as allowed by the Arbitration Panel. Judgment upon the award rendered in any arbitration may be entered in any court of competent jurisdiction, or application may be made to such court for a judicial acceptance of the award and an enforcement, as the law of the state having jurisdiction may require or allow. Unless (a) EDS has commenced a proceeding or has presented a claim pursuant to this Section for nonpayment of amounts due under this Agreement by Customer, and the Customer has not promptly paid all amounts in dispute into the escrow account referred to below, or (b) this agreement has been terminated in accordance with this Article VII, EDS will continue to provide the Services during any arbitration proceedings commenced pursuant to this Section 7.2, and Customer will continue to perform its obligations (including the making of payments to EDS) in accordance with this agreement. Up to the maximum amount in dispute, any disputed payment will be paid pending rendition of the award by the Arbitration Panel into an escrow account that is structured by agreement of the parties, or if agreement cannot be reached, as directed the Arbitration Panel, Any such escrow account will provide for the payment of interest on the amounts deposited therein, and the Arbitration Panel will make the determination regarding distribution of such deposited amounts plus interest.

7.3 Termination for Non-Payment. If Customer defaults in the payment of any charges or other amounts due under this Agreement and fails to cure such default within ten (10) days after receiving written notice specifying such default, then EDS may, by giving Customer at least thirty (30) days prior written notice thereof, terminate this Agreement as of a date specified in such notice.

7.4 Termination for Cause. If either party materially defaults in its performance under this Agreement, except for non-payment of amounts due to EDS, and fails to either substantially cure such default within ninety
      (90) days after receiving written notice specifying the default or, for those defaults which cannot reasonably be cured within ninety (90) days, promptly commence curing such default and thereafter proceed with all due diligence to substantially cure the default, then the party not in default may, by giving the defaulting party at least thirty (30) days prior written notice thereof, terminate this Agreement as of a date specified in such notice.

7.5 Termination for Insolvency. If Customer becomes or is declared insolvent or bankrupt, is the subject of any proceedings relating to its liquidation or insolvency or for the appointment of a receiver, conservator or similar officer, or makes an assignment for the benefit of all or substantially all of its creditors or enters into any agreement for the composition, extension, or readjustment of all or substantially all of its obligations, then EDS may, by giving Customer prior written notice thereof, terminate this Agreement as of a date specified in such notice.

7.6 Termination Due to Acquisition. If fifty percent or more of the stock or assets of the Bank are acquired by another person or entity, whether by merger, reorganization, sale, transfer, or other similar transaction, EDS and the Bank will negotiate in good faith the terms and conditions upon which this agreement may be modified to accommodate such transaction. If the parties are unable to agree upon such modification, either party upon written notice to the other may terminate this agreement upon the consummation of such acquisition or on a mutually agreeable date thereafter.

7.7 Termination by Commercial Bank of Florida for EDS' failure to provide Image Processing Services. EDS and Commercial Bank of Florida have entered this agreement with the understanding that if any time during the term of this agreement Commercial Bank of Florida requires image processing services for their item processing functions listed on the schedule of services, EDS will provide those image services within 180 days of a written request from the Bank. The Bank agrees to negotiate in good faith the prices for those services required by the Bank and provided by EDS, and any conversion or hardware or software purchases which would be required by EDS to provide the requested services. In the event that EDS and Commercial Bank of Florida cannot agree on pricing and conversion charges for the required services, or if EDS is not able to provide the image services required by the Bank within the required timeframe of 180 days after the Bank provides EDS with written notice as provided above, the Bank may terminate this agreement under section 7.8 below.

7.8 Payment Upon Termination. The parties acknowledge that upon termination of this Agreement for any reason, including under Section 7.3, 7.4, 7.5 or 7.6 (but excluding by election by either party not to renew pursuant to Section 2.1 or termination by Customer pursuant to Section 7.4 or 9.5), EDS will incur damages resulting from such termination that will be difficult or impossible to ascertain. Therefore, prior to such termination and in addition to all other amounts then due and owing to EDS, Customer will pay to EDS as reasonable liquidated damages an amount equal to the sum of subsections (a) and (b) and (c). If Commercial Bank of Florida terminates this agreement under section 7.7 above, only an amount equal to the sum of subsections 7.8 (a) and 7.8 (c) apply.

     (a) All costs reasonably incurred by EDS in connection with such termination, including without limitation telecommunication line disengagement expenses and costs of terminating leases on or shipping or storing any equipment provided to Customer by or through EDS under this Agreement, plus a twenty percent (20%) management fee on such costs, plus EDS' charges for any Special Services reasonably requested by Customer for deconversion assistance (together, the "Termination Costs").

     (b) Twenty-five percent (25%) of the total compensation which would have been paid or reimbursed to EDS under this Agreement during the remainder of its term. The amount of total compensation will be computed by multiplying the total number of months remaining in the Initial Term or the Renewal Term then in effect from the effective date of the termination by the average monthly charge to Customer for Services under this Agreement during the twelve (12) calendar months immediately preceding the calendar month in which notice of termination was given, and multiplying that number by twenty-five percent (25%). This is expressed mathematically as follows: Number of months remaining in term times average monthly charge for Services during the twelve (12) months preceding notice of termination times twenty-five percent (25%). If this Agreement has been in effect less than twelve (12) calendar months prior to the giving of the notice of termination, then the parties will compute the amount due under this Section (b) using the average monthly charge for Services made during such lesser number of calendar months. If termination of this Agreement occurs prior to the Implementation Date, then the parties will compute the amount due under this Section (b) assuming that the Implementation Date had occurred when scheduled by EDS and using the average monthly charges reasonably estimated to be paid by Customer.

     (c) The pricing for item processing and back room services in this contract is tiered so as to provide Commercial Bank of Florida incremental steps up to the new level of pricing from their previous contract. Therefore, if the contract is terminated prior to the end of the term of this contract, an additional amount equal to the differential between the total amount paid by the Bank from the start of this contract to the date of termination of services, and the total amount which would have been paid by the Bank from the start of this contract to the date of termination of services if the services had been delivered under the "Benchmark Services Pricing" (see schedule D) listed in the attached price schedules. EDS and the Bank will mutually agree on the calculation of this amount should the contract be terminated by the Bank.

           All amounts payable under this Section will be invoiced and paid prior to the effective date of such termination.

7.9 Payment Upon Nonrenewal. If Customer gives or receives notice not to renew this Agreement pursuant to Section 2.1, or Customer terminates this Agreement under Section 9.5, Customer will pay to EDS an amount equal to all amounts then due and payable to EDS, plus (a) EDS' charges for any Special Services reasonably requested by Customer for deconversion assistance, and (b) all other costs reasonably incurred by EDS in connection with such election not to renew or termination that are described in Section (a) and that relate to obligations that Customer approved, which extend beyond the then current term of this Agreement or earlier termination date under Section. All amounts payable under this Section will be invoiced and paid prior to the expiration or termination date.



                      ARTICLE VIII - LIABILITY AND INDEMNITY

8.1   Limitation of Liability.

      Section 3.2(a) sets forth Customer's exclusive remedy for the destruction or disappearance of Items that occurs while such Items are being held at the Data Center. If EDS becomes liable to Customer under this Agreement for any other reason, whether arising by negligence, willful misconduct or otherwise, then (i) the damages recoverable against EDS for all events, acts, delays, or omissions will not exceed in the aggregate the compensation payable to EDS pursuant to Section 4.1 of this Agreement for the lesser of the months that have elapsed since the Implementation Date or the three (3) months ending with the latest month in which occurred the events, acts, delays or omissions for which damages are claimed, and
      (ii) the measure of damages will not include any amounts for indirect, consequential or punitive damages of any party, including third parties, or damages which could have been avoided had the output provided by EDS been verified before use. Customer may not assert any cause of action against EDS of which Customer knew or should have known more than two years prior to such assertion. In connection with the conduct of any litigation with third parties relating to any liability of EDS to Customer or to such third parties, EDS will have all rights which are appropriate to its potential responsibilities or liabilities. EDS will have the right to participate in all such litigation and to settle or compromise its liability to third parties.

8.2 Warranty. EDS represents and warrants that all services will be performed in a professional and workmanlike manner. EXCEPT AS EXPRESSLY PROVIDED IN THIS SECTION 8.2, EDS DISCLAIMS ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, IN FACT OR BY OPERATION OF LAW OR OTHERWISE, CONTAINED IN OR DERIVED FROM THIS AGREEMENT, ANY OF THE SCHEDULES ATTACHED HERETO, ANY OTHER DOCUMENTS REFERENCED HEREIN, OR IN ANY OTHER MATERIALS, PRESENTATIONS OR OTHER DOCUMENTS OR COMMUNICATIONS WHETHER ORAL OR WRITTEN, INCLUDING WITHOUT LIMITATION IMPLIED WARRANTIES OF MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE.

8.3 Force Majeure. Each party will be excused from performance under this Agreement, except for any payment obligations for Services that have been or are being performed hereunder, for any period and to the extent that it is prevented from performing, in whole or in part, as a result of delays caused by the other party or any act of God, war, civil disturbance, court order, labor dispute, third party nonperformance or other cause beyond its reasonable control, including failures, fluctuations or nonavailability of electrical power, heat, light, air conditioning or telecommunications equipment. Such nonperformance will not be a default or a ground for termination as long as reasonable means are taken to expeditiously remedy the problem causing such nonperformance.

8.4 Cross Indemnity. EDS and Customer each will indemnify, defend and hold harmless the other from any and all claims, actions, damages, liabilities, costs and expenses, including without limitation reasonable attorney's fees and expenses, arising out of (a) the death or bodily injury of any agent, employee, customer or business invitee of the indemnitor, and (b) the damage, loss or destruction of any property of the indemnitor.

8.5 Patent Indemnity. EDS and Customer each will indemnify, defend and hold harmless the other from any and all claims, actions, damages, liabilities, costs and expenses, including without limitation reasonable attorney's fees and expenses, arising out of any claims of infringement by the indemnitor of any United States letters patent, any trade secret, or any copyright, trademark, service mark, trade name or similar proprietary rights conferred by common law or by any law of the United States or any state alleged to have occurred because of Systems provided or work performed by the indemnitor. However, this indemnity will not apply unless the indemnitee informs the indemnitor as soon as practicable of any claim or action alleging such infringement and has given the indemnitor full opportunity to control the response thereto and the defense thereof, including, without limitation, any agreement relating to settlement.

8.6 Reliance on Instructions. EDS is entitled to rely upon and act in accordance with any instructions, guidelines or information provided to EDS by Customer, which are given by persons having actual or apparent authority to provide such instructions, guidelines or information, and will incur no liability in doing so. Customer will indemnify, defend and hold harmless EDS from any and all claims, actions, damages, liabilities, costs and expenses, including without limitation reasonable attorneys' fees and expenses, arising out of or resulting from EDS acting in accordance with this Agreement.



                          ARTICLE IX - MISCELLANEOUS

9.1 Binding Nature and Assignment. This Agreement will be binding on the parties and their respective successors and assigns. Neither party may assign this Agreement unless it obtains the prior written consent of the other party (except that EDS will have the right to perform the Services itself and through various of its indirect, wholly-owned, United States-based subsidiaries and to subcontract to unaffiliated third parties portions of the Services, so long as EDS remains responsible for the obligations performed by any of its subsidiaries and subcontractors to the same extent as if such obligations were performed by EDS employees), which consent will not be unreasonably withheld. The following transactions relating to either party will not require approval of the other party under this Section: any merger (including without limitation a reincorporation merger), consolidation, reorganization, stock exchange, sale of stock or substantially all of the assets, or other similar or related transaction in which such party is the surviving entity or, if such party is not the surviving entity, the surviving entity continues to conduct the business conducted by such party prior to consummation of the transaction.

9.2 Hiring of Employees. During the term of this Agreement and for a period of twelve (12) months thereafter, neither party will, without the prior written consent of the other, offer employment to or employ any person employed then or within the preceding twelve (12) months by the other party, if the person was involved in providing or receiving Services.

9.3 Notices. Any notice under this Agreement will be deemed to be given when delivered by hand or when mailed by United States mail, first class postage prepaid, and addressed to the recipient party at its address set forth above and to the attention of its President in the case of Customer and to the attention of Division President, Financial Services Division in the case of EDS. Either party may from time to time change its address for notification purposes, by giving the other prior written notice of the new address and the date upon which it will become effective.


9.4 Relationship of Parties. EDS, in providing Services, is acting as an independent contractor and does not undertake by this Agreement or otherwise to perform any regulatory or contractual obligation of Customer. EDS has the sole right and obligation to supervise, manage, contract, direct, procure, perform or cause to be performed all work to be performed by EDS under this Agreement.

9.5 Modification. EDS may from time to time modify any of the provisions of this Agreement to be effective at any time on or after the expiration of the Initial Term by giving Customer at least three (3) months prior written notice describing the modification and the date upon which it will be effective (the "Modification Date"). If EDS gives Customer notice of a modification pursuant to this Section, then Customer may, by giving EDS written notice at least two (2) months prior to the Modification Date, terminate this Agreement as of such Modification
      Date or at a specified later date. Unless Customer provides such notice, the modification will be effective for any period after the Modification Date.

9.6 Waiver. A waiver by either of the parties of any of the covenants, conditions, or agreements to be performed by the other or any breach thereof will not be construed to be a waiver of any succeeding breach or of any other covenant, condition or agreement contained in this Agreement.

9.7 Media Releases. All media releases, public announcements and public disclosures by Customer or Customer's employees or agents relating to this Agreement or the subject matter of this Agreement, including without limitation promotional or marketing material, but not including any announcement intended solely for internal distribution by Customer or any disclosure required by legal, accounting or regulatory requirements beyond the reasonable control of Customer, will be coordinated with and approved by EDS prior to release.

9.8 Entire Agreement. This Agreement and all attached Schedules constitute the entire agreement between EDS and Customer with respect to the subject matter of this Agreement. There are no understandings or agreements relative to this Agreement which are not fully expressed herein and no change, waiver or discharge of this Agreement will be valid unless in writing and executed by the party against whom such change, waiver or discharge is sought to be enforced. This Agreement may be amended only by an amendment in writing, signed by the parties.

9.9 Severability. If any provision of this Agreement (or any portion thereof) shall be invalid, illegal or unenforceable, the validity, legality, or enforceability of the remainder of this Agreement shall not in any way be affected or impaired thereby.

9.10 Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Texas, without giving effect to any choice-of-law rules.

9.11 Execution of Agreement. Three original copies of this Agreement will be executed and submitted to EDS by Customer. This Agreement will become effective when EDS executes this Agreement. EDS will return one of the executed copies to Customer. By executing this Agreement, Customer represents that this Agreement has been duly authorized and constitutes a valid, fully enforceable and legally binding obligation of Customer. Customer will maintain this Agreement as an official record of Customer continuously from the time of its execution.







IN WITNESS WHEREOF, EDS and Customer each have caused this Agreement to be signed and delivered by its duly authorized representative.




ELECTRONIC DATA SYSTEMS                  COMMERCIAL BANK OF FLORIDA
CORPORATION                              A FLORIDA STATE BANK

By:  _________________________           By:  __________________________
Printed                                  Printed
Name:  _______________________           Name:  ________________________

Title: _______________________           Title: ________________________

Date:  _______________________           Date:  ________________________






                                 AMENDMENT

THIS AMENDMENT ("Amendment") to that certain Agreement For INFORMATION TECHNOLOGY SERVICES ("Agreement") between ELECTRONIC DATA SYSTEMS CORPORATION ("EDS") and COMMERCIAL BANK OF FLORIDA ("Customer"), dated as of November 14, 1994, is made and entered into by and between Customer and EDS.


The parties agree to amend the Agreement as follows:

1.   Section 2.1 of the Agreement is amended to read as follows:

     "The initial term of this Agreement will begin on the Effective Date and, unless terminated earlier under Section 7.3, 7.4, 7.5, 7.6 or 9.5, will continue in effect through March 31, 2000 (the "Initial Term"). Thereafter, this Agreement will automatically renew for successive terms of five (5) years each (the "Renewal Terms") unless either party gives the other party written notice at least six (6) months prior to the expiration date of the Initial Term or the Renewal Term then in effect that the Agreement will not be renewed beyond such term."

2. Schedules A, B, C, D and E of the Agreement are hereby deleted in their entirety and replaced with Schedules A, B, C, D, and E dated August 1999 which are attached hereto and, by this reference, made an integral part of this Amendment. The following amendments and modifications to the Agreement are also hereby deleted in their entirety: (i) the Safe Deposit Box Amendment dated as of October 28, 1997; (ii) Section 2 of Exhibit A of the Settlement Agreement and Addendum dated as of April 30, 1996; (iii) the High Speed Connectivity Amendment dated as of December 31, 1998; and
     (iv) the OMS Amendment dated as of April 1, 1999.

     Without limiting the provisions of Section 4.4 of the Agreement in any way, the pricing contained in Schedule C attached hereto shall be valid for the period beginning April 1, 2000, and shall continue in effect through March 31, 2005.

3.   Section 3.2(g) of the Agreement is amended to read as follows:

     "With respect to Year 2000, as part of the Services, EDS will use commercially reasonable efforts (a) with respect to EDS Systems which are proprietary to EDS, to provide those improvements and enhancements to such Systems so that they will maintain the functionality existing as of the Effective Date taking into account any processing, accepting, calculating, writing and outputting of times or dates, or both, whether before, on or after 12:00 a.m. January 1, 2000, and any time periods determined or to be determined based on any such times or dates, or both, and (b) with respect to EDS Systems which are not proprietary to EDS, to obtain from the third party vendor thereof, those improvements and enhancements to such Systems so that they will maintain the functionality existing as of the Effective Date taking into account any processing, accepting, calculating, writing and outputting of times or dates, or both, whether before, on or after 12:00 a.m. January 1, 2000, and any time periods determined or to be determined based on any such times or dates, or both. Customer acknowledges and agrees that EDS will not be responsible for (i) changes, modifications, updates or enhancements to, and any inaccuracies, delays, interruptions or errors caused by, interfaces between the EDS Systems and any software or systems which EDS does not operate or maintain as part of the Services,
     (ii) any inaccuracies, delays, interruptions or errors occurring as a result of incorrect data or data from other systems, software, hardware, processes or third parties provided in a format that is inconsistent with the format and protocols established for EDS Systems including date data in two (2) digit format, even if such data is required for the operation of the EDS proprietary software or systems, and (iii) an inaccuracies, delays, interruptions or errors occurring as a result of incorrect data or data from telecommunication hardware or systems."

4.   Section 3.4 is modified to read as follows:

     "Regulatory Compliance. EDS will use commercially reasonable efforts to maintain the EDS Systems so that they will not be disapproved by any federal or state regulatory authority with jurisdiction over Customer's business. If Customer believes that any modifications to the EDS Systems are required under any laws, rules, or regulations, Customer will promptly so inform EDS. EDS will perform any modifications to the EDS Systems or recommend changes to operating procedures of Customer that EDS determines are necessary or desirable; provided, that if any such changes or modifications result in a significant increase in EDS' cost of providing Services, EDS will be entitled to increase the charges under this Agreement by an amount that reflects a pro rata allocation of EDS' increased cost among the applicable EDS customers. New or enhanced EDS System features, functions, reports, or other Services that may result from such modifications or recommendations may be provided as an Additional Service. Notwithstanding the foregoing, Customer acknowledges that the EDS Systems may, from time to time, consist in part of System(s) licensed by EDS from third-party vendor(s) and, therefore, EDS shall have no duty or responsibility to modify any such third-party System under this Section, except to the extent that the vendor thereof has such a duty or responsibility to modify such System pursuant to the applicable license agreement between EDS and such vendor."

5.   Subsection 7.7 (a) is deleted in its entirety and replaced as follows:

     (a) All costs reasonably incurred by EDS in connection with such termination, including without limitation telecommunication line disengagement expenses and costs of terminating leases on or shipping or storing any Equipment provided to Customer by or through EDS under this Agreement, plus a twenty (20%) percent management fee on such costs, plus EDS' charges for any Additional Services reasonably requested by Customer for deconversion assistance and EDS' then standard charges for the resources utilized to prepare any test or conversion tapes (together, the "Termination Costs"). EDS may, at its option, invoice Customer for the lesser of (i) EDS' good faith estimate of the Termination Costs, or (ii) the aggregate of the charges payable to EDS pursuant to Article IV for the two calendar months preceding the month in which notice of termination is given. If the actual Termination Costs are greater or less than the amount of EDS' invoice that is paid by Customer under the immediately preceding sentence, then Customer will pay EDS, or EDS will refund to Customer, as the case may be, the difference between the actual Termination Costs and the amount paid.

6.   Subsection 7.7(b) is deleted in its entirety and replaced as follows:

     (b) Twenty Five percent (25%) of the total compensation which would have been paid or reimbursed to EDS under this Agreement during the remainder of its term. The amount of total compensation will be computed by multiplying the total number of months remaining in the Initial Term or the Renewal Term then in effect from the effective date of the termination by the average monthly charge to Customer for Services under this Agreement during the twelve (12) calendar months immediately preceding the calendar month in which notice of termination was given, and multiplying that number by twenty five percent (25%). This is expressed mathematically as follows: Number of months remaining in term x average monthly charge for Services during the twelve (12) months preceding notice of termination x twenty five percent (25%).

7. Except as modified by this Amendment, the Agreement will be and remain in full force and effect in accordance with its terms. Capitalized terms used in this Amendment will be as defined in the Agreement unless otherwise expressly defined in this Amendment.

8. Four (4) original copies of this Amendment will be executed and submitted to EDS by Customer. This Amendment will become effective on the date that EDS executes this Amendment. EDS will return one (1) of the executed copies to Customer.






IN WITNESS WHEREOF, the parties have executed this Amendment as of the date(s) set forth below.


ELECTRONIC DATA SYSTEMS                       COMMERCIAL BANK OF FLORIDA
CORPORATION

By:  _______________________                  BY:  _______________________


Printed                                       Printed
Name:  _____________________                  Name:  _____________________


Title:  ____________________                  Title:  ____________________


Date:  _____________________                  Date:  _____________________








                               Exhibit 23.1


Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 33-96606) of Commercial Bankshares, Inc. of our report dated January 12, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Miami, Florida
March 23, 2001