Form 10-Q
period 2001-03-31
COMMERCIAL BANKSHARES INC
filed 2001-05-17
CIK 354562

1




                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2001

Commission File Number 00-22246
                       --------


                      COMMERCIAL BANKSHARES, INC.
-------------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)



                   FLORIDA                   65-0050176
-------------------------------------------------------------------------
     (State or other jurisdiction of       (IRS Employer
      incorporation or organization)     Identification No.)


        1550 S.W. 57th Avenue, Miami, Florida         33144
-------------------------------------------------------------------------
      (Address of principal executive offices)      (Zip Code)


                            (305) 267-1200
-------------------------------------------------------------------------
           (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No    .
     ---     ---


CLASS                                         OUTSTANDING AT May 14, 2001
-----                                         ---------------------------
COMMON STOCK, $.08 PAR VALUE                  3,610,635 SHARES




                            TABLE OF CONTENTS




PART I     Item 1.  Financial Statements                             1

           Item 2.  Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                       7

           Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                9

PART II    Item 6.  Exhibits and Reports on Form 8-K                11

                      PART I - FINANCIAL INFORMATION

                       ITEM I - FINANCIAL STATEMENTS

                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 2001 and December 31, 2000
                 (Dollars in thousands except share data)

                                                 3/31/2001  12/31/2000
                                                 ---------  ----------
Assets:
                                                (Unaudited)
  Cash and due from banks                        $ 20,247    $ 20,478
  Federal funds sold                               33,142      14,537
                                                 --------    --------
     Total cash and cash equivalents               53,389      35,015

  Investment securities available for sale,
     at fair value (cost of $131,399 in 2001
     and $141,031 in 2000)                        135,725     143,487
  Investment securities held to maturity, at cost
     (aggregate fair value of $31,394 in 2001
     and $37,958 in 2000)                          30,622      37,215
  Loans, net                                      307,940     285,641
  Premises and equipment, net                      12,828      12,913
  Accrued interest receivable                       3,697       4,001
  Goodwill, net                                       375         416
  Other assets                                      2,813       3,836
                                                 --------    --------
     Total assets                                $547,389    $522,524
                                                 ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                         $ 90,896    $ 88,829
  Interest-bearing checking                        58,763      59,041
  Money market accounts                            48,332      38,239
  Savings                                          22,346      23,585
  Time                                            221,944     213,229
                                                 --------    --------
     Total deposits                               442,281     422,923

  Securities sold under agreements to repurchase   53,985      51,166
  Accrued interest payable                            832         870
  Accounts payable and accrued liabilities          3,109       2,510
                                                 --------    --------
     Total liabilities                            500,207     477,469
                                                 --------    --------

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
     authorized shares, 3,950,442 issued
     (3,946,303 in 2000)                              315         314
  Additional paid-in capital                       43,903      43,866
  Retained earnings                                 6,642       5,727
  Accumulated other comprehensive income            2,898       1,720
  Treasury stock, 347,100 shares
  (346,905 in 2000), at cost                       (6,576)     (6,572)
                                                 --------    --------
     Total stockholders' equity                    47,182      45,055
                                                 --------    --------
     Total liabilities and stockholders' equity  $547,389    $522,524
                                                 ========    ========


          The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended March 31, 2001 and 2000
                  (In thousands except per share data)
                              (Unaudited)

                                                      2001        2000
                                                      ----        ----
Interest income:
  Interest and fees on loans                         $6,501      $5,374
  Interest on investment securities                   2,636       2,859
  Interest on federal funds sold                        282          88
                                                     ------      ------
     Total interest income                            9,419       8,321
                                                     ------      ------
Interest expense:
  Interest on deposits                                3,892       2,973
  Interest on securities sold under
     agreements to repurchase                           635         513
                                                     ------      ------
     Total interest expense                           4,527       3,486
                                                     ------      ------

     Net interest income                              4,892       4,835
Provision for loan losses                                75          80
                                                     ------      ------
     Net interest income after provision              4,817       4,755
                                                     ------      ------

Non-interest income:
  Service charges on deposit accounts                   637         564
  Other fees and service charges                        123         137
  Securities losses                                       -         (68)
                                                     ------      ------
     Total non-interest income                          760         633
                                                     ------      ------

Non-interest expense:
  Salaries and employee benefits                      2,088       1,892
  Occupancy                                             297         286
  Data processing                                       241         201
  Furniture and equipment                               188         232
  Telephone and fax                                      55          60
  Administrative service charges                         54          47
  Stationery and supplies                                74          64
  Insurance                                              53          54
  Amortization                                           41          50
  Other                                                 214         323
                                                     ------      ------
     Total non-interest expense                       3,305       3,209
                                                     ------      ------

Income before income taxes                            2,272       2,179
Provision for income taxes                              636         651
                                                     ------      ------
     Net income                                      $1,636      $1,528
                                                     ======      ======

Earnings per common and common equivalent share:
     Basic                                             $.45        $.41
     Diluted                                           $.44        $.40

Weighted average number of shares and common equivalent shares:
     Basic                                            3,602       3,771
     Diluted                                          3,692       3,866



          The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three months ended March 31, 2001 and 2000
                        (Dollars in thousands)
                             (Unaudited)

                                                  Three months ended
                                                       March 31,
                                                    2001      2000
                                                    ----      ----
Net income                                         $1,636    $1,528
                                                   ------    ------

Other comprehensive income(loss), net of tax:
  Unrealized holding gains(losses) arising
    during the period                               1,064      (676)
  Reclassification adjustment for losses
    realized in net income                              -        48
  Cumulative effect of a change in
    accounting principle                              114         -
                                                   ------    ------
  Other comprehensive income(loss)                  1,178      (628)
                                                   ------    ------

Comprehensive income                               $2,814    $  900
                                                   ======    ======

























          The accompanying notes are an integral part of these condensed consolidated financial statements




                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the three months ended March 31, 2001 and 2000
                               (In thousands)
                                (Unaudited)

													                                                        2001      2000
                                                       ----      ----
Cash flows from operating activities:
  Net income                                          $1,636    $1,528
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                               75        80
  Depreciation, amortization and accretion, net          229       312
  Loss on sale of investment securities                    -        68
  Change in accrued interest receivable                  304      (434)
  Change in other assets                               1,023       600
  Change in accounts payable and accrued liabilities     (94)      415
  Change in accrued interest payable                     (38)      (10)
                                                     -------   -------
     Net cash provided by operating activities         3,135     2,559
                                                     -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                  1,318     1,846
  Proceeds from maturities of investment securities
     available for sale                               31,605     1,163
  Proceeds from sales of investment securities
     available for sale                                    -     4,924
  Purchases of investment securities
     available for sale                              (16,723)  (16,150)
  Net increase in loans                              (22,374)   (6,900)
  Purchases of premises and equipment                    (78)      (48)
                                                     -------   -------
     Net cash used in investing activities            (6,252)  (15,165)
                                                     -------   -------

Cash flows from financing activities:
  Net change in deposits                              19,358     5,625
  Net change in securities sold under agreements
     to repurchase                                     2,819     1,437
  Dividends paid                                        (720)     (693)
  Proceeds from issuance of stock                         38        71
  Purchase of treasury stock                              (4)   (2,613)
                                                     -------   -------
     Net cash provided by financing activities        21,491     3,827
                                                     -------   -------


Increase(decrease) in cash and cash equivalents       18,374    (8,779)
Cash and cash equivalents at beginning of period      35,015    39,085
                                                     -------   -------
Cash and cash equivalents at end of period           $53,389   $30,306
                                                     =======   =======

Supplemental disclosures:
  Interest paid (net of amounts
     credited to deposit accounts)                   $   715   $   621
                                                     =======   =======

  Income taxes paid                                  $   132   $   122
                                                     =======   =======


          The accompanying notes are an integral part of these condensed consolidated financial statements







                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2000, 1999, and 1998 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.



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

The following tables reconcile the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                          Three Months Ended                 Three Months Ended
                            March 31, 2001                     March 31, 2000
                    Income      Shares    Per-Share     Income      Shares    Per-Share
                  (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
                   ---------  -----------   ------     ---------  -----------   ------
Basic EPS            $1,636      3,602       $.45        $1,528      3,771       $.41

Effect of
Dilutive
Options                   -         90       (.01)            -         95       (.01)
                     ------      -----       ----        ------      -----       ----
Diluted EPS          $1,636      3,692       $.44        $1,528      3,866       $.40
                ======    =====    =====     ======    =====    =====



3.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and SFAS 138. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; accordingly, the Company adopted SFAS 133 on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. In conjunction with the adoption of SFAS 133, the Company transferred $5.3 million in securities, with a fair value of $5.5 million, from the held-to-maturity portfolio to the available-for-sale portfolio on January 1, 2001. The Company does not currently utilize derivative instruments for risk management purposes. The implementation of this statement has not had a material effect on the Company's financial position or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". SFAS 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of SFAS 140 relating to recognition and reclassification of collateral and disclosures of securitization transactions are effective for fiscal years ending after December 15, 2000. The implementation of this statement has not had a material effect on the Company's consolidated financial statements.



            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 2001, was $1.64 million, a 7% increase over the quarter ended March 31, 2000 of $1.53 million. Basic and diluted earnings per share were $.45 and $.44, respectively, for the first quarter of 2001, as compared to $.41 and $.40, respectively, for the first quarter of 2000.

The Company's first quarter tax-equivalent net interest income increased to $5.14 million, from $5.08 million in the corresponding quarter in 2000. The annualized net interest margin for the quarter ended March 31, 2001 was 4.25%. This compares to 4.70% for the quarter ended March 31, 2000. The decrease of 45 basis points for the quarter is the result of the current interest rate environment and intense competition for deposits and high quality loans. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first quarter of 2001 increased by $127,000, or 20% from the corresponding period of 2000. The increase is due to an increase in account activity charges of $73,000 in 2001, in addition to a loss on sale of investments in 2000 of $68,000.

Salaries and employee benefits expense increased by $196,000, or 10%, for the first quarter of 2001, from the corresponding period of 2000. The increase is attributable to normal payroll increases and increased benefit costs. Data processing expense increased by $40,000 or 20% for the first quarter of 2001 as compared to the corresponding period in 2000. The increase is attributable to an increase in the number of accounts processed and to an increase in rates from the Company's service provider. Furniture and equipment expense decreased by $44,000 or 19% for the first quarter in 2001 as compared to the corresponding period in 2000 due to a decrease in furniture and equipment depreciation expense.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $3.88 million at March 31, 2001, as compared with $3.41 million at March 31, 2000. For the three months ended March 31, 2001, the allowance for loan losses was increased by the provision for loan losses of $75,000, and decreased by approximately $6,000 in net charge-offs. For the three months ended March 31, 2000, the allowance was increased with a provision for loan losses of $80,000 and increased by approximately $48,000 in net recoveries. The allowance as a percentage of total loans has decreased to 1.24% at March 31, 2001, from 1.34% at March 31, 2000. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb losses inherent in the loan portfolio.

Approximately $193.0 million, or 62% of total loans was secured by nonresidential real estate and $54.8 million, or 18% of total loans was secured by residential real estate as of March 31, 2001. Virtually all loans are within the Company's markets in Miami-Dade and Broward
Counties.

The Company had a non-accrual loan balance of $834,000 at March 31, 2001. If these loans were on full accrual, additional interest income of approximately $14,000 and $0 would have been recorded during the first three months of 2001 and 2000, respectively.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $76 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of March 31, 2001.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first three months of 2001 was an increase of $22.4 million, and the Bank purchased $16.7 million of investment securities. Funding for the above came primarily from increases in deposits of $19.4 million, increases in securities sold under agreements to repurchase of $2.8 million and from proceeds from maturities and sales of investment securities of $32.9 Million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to weighted risk assets of 8%.
 Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 12.25%, 13.69%, and 7.98%, respectively, as of March 31, 2001.


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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2001.

                            INTEREST RATE SENSITIVITY ANALYSIS
                                  (Dollars in Thousands)

                                                     Term to Repricing
                                                     -----------------
                                                                     Over 1 Year
                                         90 Days   91-181  182-365   & Non-rate
                                         or Less    Days     Days    Sensitive  Total
                                         -------    ----     ----    ---------  -----

Interest-earning assets:
   Federal funds sold                    $33,142   $     -  $     -  $      - $ 33,142
   Investment securities                  10,473     6,076    8,284   138,652  163,485
   Gross loans (excluding non-accrual)    67,445    37,070   73,548   133,417  311,480
                                        --------   -------  -------  -------- --------
   Total interest-earning assets        $111,060   $43,146  $81,832  $272,069 $508,107
                                        --------   -------  -------  -------- --------

Interest-bearing liabilities:
   Interest-bearing checking            $      -   $     -  $     -  $ 58,763 $ 58,763
   Money market                                -    12,083   12,083    24,166   48,332
   Savings                                     -         -        -    22,346   22,346
   Time deposits                          70,191    58,293   71,820    21,640  221,944
   Borrowed funds                         54,932         -        -         -   54,932
                                        --------   -------  -------  -------- --------
   Total interest-bearing liabilities   $125,123   $70,376  $83,903  $126,915 $406,317
                                        --------   -------  -------  -------- --------

Interest sensitivity gap                $(14,063) ($27,230)($ 2,071) $145,154 $101,790

Cumulative gap                          $(14,063) ($41,293)($43,364) $101,790

Cumulative ratio of interest-earning assets
   to interest-bearing liabilities           89%       79%      84%      125%
Cumulative gap as a percentage of total
   interest-earning assets                 (2.8%)    (8.1%)   (8.5%)    20.0%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products.  Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25%
to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2001, the Bank's simulation analysis projects a decrease to net interest income of .03%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.96%. These projected levels are within the Bank's policy limits.






                      PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          All exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2001.






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
----------------------------
  Senior Vice President &
  Chief Financial Officer



Date:      May 15, 2001
      ----------------------