Form 10-Q
period 2001-06-30
COMMERCIAL BANKSHARES INC
filed 2001-08-13
CIK 354562

1




                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2001

Commission File Number 00-22246


                      COMMERCIAL BANKSHARES, INC.
        -----------------------------------------------------
        (Exact name of Registrant as specified in its charter)



                    FLORIDA                     65-0050176
        -------------------------------     -------------------
        (State or other jurisdiction of       (IRS Employer
         incorporation or organization)     Identification No.)


        1550 S.W. 57th Avenue, Miami, Florida           33144
       ----------------------------------------      ----------
       (Address of principal executive offices)      (Zip Code)


                             (305) 267-1200
           ----------------------------------------------------
           (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No      .
    -----    -----


CLASS                                    OUTSTANDING AT August 10, 2001
-----                                    ------------------------------
COMMON STOCK, $.08 PAR VALUE             3,606,985 SHARES








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






                     PART I - FINANCIAL INFORMATION

                      ITEM I - FINANCIAL STATEMENTS

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2001 and December 31, 2000
                (Dollars in thousands except share data)


                                                 6/30/2001  12/31/2000
                                                 ---------  ----------
Assets:                                         (Unaudited)
  Cash and due from banks                        $ 25,676    $ 20,478
  Federal funds sold                               16,393      14,537
                                                 --------    --------
     Total cash and cash equivalents               42,069      35,015

  Investment securities available for sale,
     at fair value (cost of $115,127 in 2001
     and $141,031 in 2000)                        119,469     143,487

  Investment securities held to maturity, at cost
     (aggregate fair value of $29,168 in 2001
     and $37,958 in 2000)                          28,452      37,215
  Loans, net                                      341,125     285,641
  Premises and equipment, net                      12,742      12,913
  Accrued interest receivable                       3,248       4,001
  Goodwill, net                                       334         416
  Other assets                                      2,930       3,836
                                                 --------    --------
     Total assets                                $550,369    $522,524
                                                 ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                         $ 92,004    $ 88,829
  Interest-bearing checking                        61,774      59,041
  Money market accounts                            44,859      38,239
  Savings                                          23,376      23,585
  Time                                            224,351     213,229
                                                 --------    --------
     Total deposits                               446,364     422,923

  Securities sold under agreements to repurchase   52,110      51,166
  Accrued interest payable                            765         870
  Accounts payable and accrued liabilities          2,836       2,510
                                                 --------    --------
     Total liabilities                            502,075     477,469
                                                 --------    --------

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
     authorized shares, 3,957,735 issued
     (3,946,303 in 2000)                              315         314
  Additional paid-in capital                       43,985      43,866
  Retained earnings                                 7,667       5,727
  Accumulated other comprehensive income            2,908       1,720
  Treasury stock, 347,357 shares
  (346,905 in 2000), at cost                       (6,581)     (6,572)
                                                 --------    --------
     Total stockholders' equity                    48,294      45,055
                                                 --------    --------
     Total liabilities and stockholders' equity  $550,369    $522,524
                                                 ========    ========


          The accompanying notes are an integral part of these condensed consolidated financial statements





               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended June 30, 2001 and 2000
                  (In thousands except per share data)
                              (Unaudited)


                                                      2001        2000
                                                      ----        ----
Interest income:
  Interest and fees on loans                         $6,959      $5,628
  Interest on investment securities                   2,375       2,827
  Interest on federal funds sold                        245         114
                                                     ------      ------
     Total interest income                            9,579       8,569
                                                     ------      ------

Interest expense:
  Interest on deposits                                3,844       3,134
  Interest on securities sold under
     agreements to repurchase                           597         629
                                                     ------      ------
     Total interest expense                           4,441       3,763
                                                     ------      ------

     Net interest income                              5,138       4,806
Provision for loan losses                               100          70
                                                     ------      ------
     Net interest income after provision              5,038       4,736
                                                     ------      ------

Non-interest income:
  Service charges on deposit accounts                   671         594
  Other fees and service charges                        166         149
  Securities losses                                       -         (40)
                                                     ------      ------
     Total non-interest income                          837         703
                                                     ------      ------

Non-interest expense:
  Salaries and employee benefits                      2,080       1,889
  Occupancy                                             301         297
  Data processing                                       253         216
  Furniture and equipment                               186         229
  Telephone and fax                                      59          59
  Administrative service charges                         59          39
  Stationery and supplies                                62          62
  Insurance                                              54          53
  Amortization                                           41          50
  Other                                                 325         294
                                                     ------      ------
     Total non-interest expense                       3,420       3,188
                                                     ------      ------

Income before income taxes                            2,455       2,251
Provision for income taxes                              708         686
                                                     ------      ------
     Net income                                      $1,747      $1,565
                                                     ======      ======

Earnings per common and common equivalent share:
     Basic                                             $.48        $.43
     Diluted                                           $.47        $.42

Weighted average number of shares and common equivalent shares:
     Basic                                            3,609       3,662
     Diluted                                          3,715       3,746


          The accompanying notes are an integral part of these condensed consolidated financial statements





                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             For the six months ended June 30, 2001 and 2000
                   (In thousands except per share data)
                              (Unaudited)


                                                    2001         2000
                                                     ----         ----
Interest income:
  Interest and fees on loans                        $13,460     $11,002
  Interest on investment securities                   5,011       5,686
  Interest on federal funds sold                        527         202
                                                    -------     -------
     Total interest income                           18,998      16,890
                                                    -------     -------

Interest expense:
  Interest on deposits                                7,736       6,107
  Interest on securities sold under
     agreements to repurchase                         1,232       1,142
                                                    -------     -------
     Total interest expense                           8,968       7,249
                                                    -------     -------

     Net interest income                             10,030       9,641
Provision for loan losses                               175         150
                                                    -------     -------
     Net interest income after provision              9,855       9,491
                                                    -------     -------

Non-interest income:
  Service charges on deposit accounts                 1,308       1,159
  Other fees and service charges                        289         285
  Securities losses                                       -        (108)
                                                    -------     -------
     Total non-interest income                        1,597       1,336
                                                    -------     -------

Non-interest expense:
  Salaries and employee benefits                      4,168       3,781
  Occupancy                                             598         583
  Data processing                                       494         417
  Furniture and equipment                               374         461
  Telephone and fax                                     114         119
  Administrative service charges                        113          86
  Stationery and supplies                               136         126
  Insurance                                             107         106
  Amortization                                           81          99
  Other                                                 540         619
                                                    -------     -------
     Total non-interest expense                       6,725       6,397
                                                    -------     -------

Income before income taxes                            4,727       4,430
Provision for income taxes                            1,344       1,337
                                                    -------     -------
     Net income                                      $3,383      $3,093
                                                    =======     =======

Earnings per common and common equivalent share:
     Basic                                             $.94        $.83
     Diluted                                           $.91        $.81

Weighted average number of shares and common equivalent shares:
     Basic                                            3,606       3,718
     Diluted                                          3,704       3,807



          The accompanying notes are an integral part of these condensed consolidated financial statements





               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       For the three and six months ended June 30, 2001 and 2000
                        (Dollars in thousands)
                             (Unaudited)


                                             Three months ended
                                                  June 30,
                                               2001      2000
                                               ----      ----

Net income                                    $1,747    $1,565
                                              ------    ------

Other comprehensive income(loss), net of tax:
  Unrealized holding gains(losses) arising
    during the period                             10      (106)
  Reclassification adjustment for losses
    realized in net income                         -        25
                                              ------    ------
  Other comprehensive income(loss)                10       (81)
                                              ------    ------

Comprehensive income                          $1,757    $1,484
                                              ======    ======







                                              Six months ended
                                                  June 30,
                                               2001      2000
                                               ----      ----

Net income                                    $3,383    $3,093
                                              ------    ------

Other comprehensive income(loss), net of tax:
  Unrealized holding gains(losses) arising
    during the period                          1,074      (777)
  Reclassification adjustment for losses
    realized in net income                         -        68
  Cumulative effect of a change in
    accounting principle                         114         -
                                              ------    ------
  Other comprehensive income(loss)             1,188      (709)
                                              ------    ------

Comprehensive income                          $4,571    $2,384
                                              ======    ======





         The accompanying notes are an integral part of these condensed consolidated financial statements





               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2001 and 2000
                             (In thousands)
                               (Unaudited)

                                                      2001      2000
                                                      ----      ----
Cash flows from operating activities:
  Net income                                         $ 3,383   $ 3,093
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                              175       150
  Depreciation, amortization and accretion, net          476       627
  Loss on sale of investment securities                    -       108
  Gain on sale of premises and equipment                   -        (7)
  Change in accrued interest receivable                  753      (279)
  Change in other assets                                 906       752
  Change in accounts payable and accrued liabilities    (375)      105
  Change in accrued interest payable                    (105)       13
                                                     -------   -------
     Net cash provided by operating activities         5,213     4,562
                                                     -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                  3,488     3,347
  Proceeds from maturities of investment securities
     available for sale                               53,296     2,473
  Proceeds from sales of investment securities
     available for sale                                    -     7,881
  Purchases of investment securities
     available for sale                              (22,186)  (17,132)
  Net increase in loans                              (55,659)  (18,258)
  Purchases of premises and equipment                   (153)     (204)
  Sales of premises and equipment                          -       239
                                                     -------   -------
     Net cash used in investing activities           (21,214)  (21,654)
                                                     -------   -------

Cash flows from financing activities:
  Net change in deposits                              23,441    10,549
  Net change in securities sold under agreements
     to repurchase                                       944     8,541
  Dividends paid                                      (1,441)   (1,364)
  Proceeds from issuance of stock                        120       121
  Purchase of treasury stock                              (9)   (4,425)
                                                     -------   -------
     Net cash provided by financing activities        23,055    13,422
                                                     -------   -------

Increase(decrease) in cash and cash equivalents        7,054    (3,670)
Cash and cash equivalents at beginning of period      35,015    39,085
                                                     -------   -------
Cash and cash equivalents at end of period           $42,069   $35,415
                                                     =======   =======

Supplemental disclosures:
  Interest paid (net of amounts
     credited to deposit accounts)                   $ 1,438   $ 1,223
                                                     =======   =======

  Income taxes paid                                  $ 1,330   $ 1,372
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.



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

The following tables reconcile the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):



                    Three Months Ended            Three Months Ended
                      June 30, 2001                 June 30, 2000
              Income      Shares  Per-Share   Income      Shares   Per-Share
           (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
            ---------  -----------  ------   ---------- -----------  ------
Basic EPS
              $1,747      3,609      $.48      $1,565      3,662      $.43

Effect of
Dilutive
Options
                  -         106      (.01)          -         84      (.01)
              -----       -----      ----      ------      -----      ----
Diluted EPS
             $1,747       3,715      $.47      $1,565      3,746      $.42
             ======       =====      ====      ======      =====      ====



                 Six Months Ended                Six Months Ended
                   June 30, 2001                   June 30, 2000
           Income      Shares    Per-Share  Income      Shares    Per-Share
         (Numerator)(Denominator)  Amount (Numerator)(Denominator)  Amount
          ---------  -----------   ------  ---------  -----------   ------
Basic EPS
            $3,383      3,606       $.94    $3,093      3,718       $.83


Effect of
Dilutive
Options
                 -         98       (.03)        -         89       (.02)
            ------      -----       ----    ------      -----       ----
Diluted EPS
            $3,383      3,704       $.91    $3,093      3,807       $.81
            ======      =====       ====    ======      =====       ====



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

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB No. 125". SFAS 140 revises the standards for accounting and reporting of securitizations, other transfers of financial assets and extinguishments of liabilities. The standard is based on a consistent application of a financial components approach which focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes financial and servicing assets it controls and the liabilities it has incurred. Derecognition of financial assets occurs when control has been surrendered and liabilities are derecognized when extinguished. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Other provisions of SFAS 140 relating to recognition and reclassification of collateral and disclosures of securitization transactions are effective for fiscal years ended after December 15, 2000. The implementation of this statement has not had a material effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, ("SFAS 142") "Goodwill and Other Intangible Assets". SFAS 142, which is effective for fiscal years beginning after December 15, 2001, revises the accounting, amortization and disclosure of goodwill and other intangible assets. The implementation of the Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.





            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 2001, was $1.75 million, an 11% increase over the quarter ended June 30, 2000 of $1.57 million. Basic and diluted earnings per share were $.48 and $.47, respectively, for the second quarter of 2001, as compared to $.43 and $.42, respectively, for the second quarter of 2000.

For the six months ended June 30, 2001, the Company's net income was $3.4 million, a 10% increase over the six months ended June 30, 2000 of $3.1 million. Basic and diluted earnings per share were $.94 and $.91, respectively, for the six months ended June 30, 2001 as compared to $.83 and $.81, respectively, for the six months ended June 30, 2000.

The Company's second quarter tax-equivalent net interest income increased to $5.39 million, from $5.04 million in the corresponding quarter in 2000. The annualized net interest margin for the quarter and six months ended June 30, 2001 was 4.21% and 4.23%, respectively. This compares to 4.60% and 4.65% for the quarter and six months ended June 30, 2000. The decrease in the net interest margin is the result of the current interest rate environment and intense competition for deposits and quality loans. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 2001 increased by $134,000, or 19%, and increased by $261,000, or 20% for the first six months of 2001, from the corresponding periods of 2000. The increases are primarily due to an increase in account activity charges of $77,000 for the second quarter of 2001 and $149,000 for the first six months of 2001, in addition to a loss on sale of investments of $40,000 for the second quarter of 2000 and $108,000 for the first six months of 2000.

Salaries and employee benefits expense increased by $191,000, or 10%, for the second quarter of 2001, and by $387,000, or 10%, for the first six months of 2001, from the corresponding periods of 2000. The increase is attributable to normal payroll increases and increased benefit costs.

Data processing expense increased by $37,000 or 17% for the second quarter of 2001, and by $77,000, or 18%, for the first six months of 2001, as compared to the corresponding periods in 2000. The increase is attributable to an increase in the number of accounts processed and to an increase in rates from the Company's service provider.

Furniture and equipment expense decreased by $43,000 or 19% for the second quarter of 2001, and by $87,000, or 19%, for the first six months of 2001, as compared to the corresponding periods in 2000 due to a decrease in furniture and equipment depreciation expense.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $3.95 million at June 30, 2001, as compared with $3.49 million at June 30, 2000. For the six months ended June 30, 2001, the allowance for loan losses was increased by the provision for loan losses of $175,000, and decreased by approximately $29,000 in net charge-offs. For the six months ended June 30, 2000, the allowance was increased with a provision for loan losses of $150,000 and increased by approximately $59,000 in net recoveries. The allowance as a percentage of total loans has decreased to 1.15% at June 30, 2001, from 1.31% at June 30, 2000. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb losses in the loan portfolio.

Approximately $218.9 million, or 63% of total loans was secured by nonresidential real estate and $53.1 million, or 15% of total loans was secured by residential real estate as of June 30, 2001. Virtually all loans are within the Company's markets in Miami-Dade and Broward
Counties.

The Company had a non-accrual loan balance of $866,000 at June 30, 2001. If these loans were on full accrual, additional interest income of approximately $33,000 would have been recorded during the first six months of 2001.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $82 million, and Federal Funds purchased lines available at correspondent banks amounting to $11 million as of June 30, 2001.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first six months of 2001 was an increase of $55.7 million, and the Bank purchased $22.2 million of investment securities. Funding for the above came primarily from increases in deposits of $23.4 million, increases in securities sold under agreements to repurchase of $1.0 million and from proceeds from maturities and sales of investment securities of $56.8 Million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 11.70%, 13.10%, and 8.15%, respectively, as of June 30, 2001.



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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at June 30, 2001.


                         INTEREST RATE SENSITIVITY ANALYSIS
                                (Dollars in Thousands)

                                          Term to Repricing
                            ----------------------------------------------
                                                        Over 1 Year
                             90 Days   91-181  182-365   & Non-rate
                             or Less    Days     Days    Sensitive  Total
                             -------    ----     ----    ---------  -----
Interest-earning assets:
   Federal funds sold
                             $16,393   $     -  $     -  $      - $ 16,393
   Investment securities
                               7,092     9,316   11,056   117,204  144,668
   Gross loans (excluding non-accrual)
                              84,698    23,627   72,846   163,693  344,864
                            --------   -------  -------  -------- --------
   Total interest-earning assets
                            $108,183   $32,943  $83,902  $280,897 $505,925
                            --------   -------  -------  -------- --------

Interest-bearing liabilities:
   Interest-bearing checking
                            $      -   $     -  $     -  $ 61,774 $ 61,774
   Money market
                                   -    11,215   11,215    22,429   44,859
   Savings
                                   -         -        -    23,376   23,376
   Time deposits
                              72,519    57,348   76,758    17,726  224,351
   Borrowed funds
                              53,244         -        -         -   53,244
                            --------   -------  -------  -------- --------
   Total interest-bearing liabilities
                            $125,763   $68,563  $87,973  $125,305 $407,604
                            --------   -------  -------  -------- --------

Interest sensitivity gap
                            $(17,580) ($35,620)($ 4,071) $155,592 $ 98,321

Cumulative gap
                            $(17,580) ($53,200)($57,271) $ 98,321

Cumulative ratio of interest-earning assets
   to interest-bearing liabilities
                                 86%       73%      80%      124%
Cumulative gap as a percentage of total
   interest-earning assets
                               (3.5%)   (10.5%)  (11.3%)    19.4%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.



The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 2001, the Bank's simulation analysis projects an increase to net interest income of 1.74%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.52%. These projected levels are within the Bank's policy limits.







                       PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       All exhibits are omitted because they are not applicable.


(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2001.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
--------------------------
  Senior Vice President &
  Chief Financial Officer



Date:  August 13, 2001
             -----------------------