Form 10-Q
period 2001-09-30
COMMERCIAL BANKSHARES INC
filed 2001-11-13
CIK 354562

1




                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2001

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
Yes   X   No      .
    -----    -----


CLASS                                 OUTSTANDING AT November 12, 2001
-----                                 --------------------------------
COMMON STOCK, $.08 PAR VALUE          3,607,761 SHARES




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



                      PART I - FINANCIAL INFORMATION

                      ITEM I - FINANCIAL STATEMENTS

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                September 30, 2001 and December 31, 2000
                (Dollars in thousands except share data)

                                                9/30/2001  12/31/2000
                                                ---------  ----------
Assets:                                        (Unaudited)
  Cash and due from banks                        $ 20,921    $ 20,478
  Federal funds sold                               25,540      14,537
                                                 --------    --------
     Total cash and cash equivalents               46,461      35,015

  Investment securities available for sale,
     at fair value (cost of $122,689 in 2001
     and $141,031 in 2000)                        128,446     143,487
  Investment securities held to maturity, at cost
     (aggregate fair value of $27,621 in 2001
     and $37,958 in 2000)                          26,807      37,215
  Loans, net                                      335,331     285,641
  Premises and equipment, net                      12,641      12,913
  Accrued interest receivable                       3,158       4,001
  Goodwill, net                                       294         416
  Other assets                                      2,637       3,836
                                                 --------    --------
     Total assets                                $555,775    $522,524
                                                 ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                         $ 88,716    $ 88,829
  Interest-bearing checking                        62,664      59,041
  Money market accounts                            51,823      38,239
  Savings                                          24,579      23,585
  Time                                            225,716     213,229
                                                 --------    --------
     Total deposits                               453,498     422,923

  Securities sold under agreements to repurchase   48,384      51,166
  Accrued interest payable                            713         870
  Accounts payable and accrued liabilities          3,027       2,510
                                                 --------    --------
     Total liabilities                            505,622     477,469

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
     authorized shares, 3,959,282 issued
     (3,946,303 in 2000)                              315         314
  Additional paid-in capital                       44,002      43,866
  Retained earnings                                 8,723       5,727
  Accumulated other comprehensive income            3,792       1,720
  Treasury stock, 351,521 shares
  (346,905 in 2000), at cost                       (6,679)     (6,572)
                                                 --------    --------
     Total stockholders' equity                    50,153      45,055
                                                 --------    --------

     Total liabilities and stockholders' equity  $555,775    $522,524
                                                 ========    ========

           The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the three months ended September 30, 2001 and 2000
                 (In thousands except per share data)
                             (Unaudited)

                                                      2001        2000
                                                      ----        ----
Interest income:
  Interest and fees on loans                         $6,934      $6,061
  Interest on investment securities                   2,184       2,756
  Interest on federal funds sold                        272         261
                                                     ------      ------
     Total interest income                            9,390       9,078

Interest expense:
  Interest on deposits                                3,620       3,547
  Interest on securities sold under
     agreements to repurchase                           431         699
                                                     ------      ------
     Total interest expense                           4,051       4,246
                                                     ------      ------

     Net interest income                              5,339       4,832
Provision for loan losses                               250          90
                                                     ------      ------
     Net interest income after provision              5,089       4,742
                                                     ------      ------

Non-interest income:
  Service charges on deposit accounts                   670         600
  Other fees and service charges                        155         133
  Securities gains                                      147           -
                                                     ------      ------
     Total non-interest income                          972         733
                                                     ------      ------

Non-interest expense:
  Salaries and employee benefits                      2,112       1,895
  Occupancy                                             325         320
  Data processing                                       263         235
  Furniture and equipment                               178         205
  Telephone and fax                                      56          58
  Administrative service charges                         58          51
  Stationery and supplies                                68          61
  Insurance                                              64          54
  Amortization                                           41          50
  Other                                                 339         283
                                                     ------      ------
     Total non-interest expense                       3,504       3,212
                                                     ------      ------

Income before income taxes                            2,557       2,263
Provision for income taxes                              744         693
                                                     ------      ------
     Net income                                      $1,813      $1,570
                                                     ======      ======

Earnings per common and common equivalent share:
     Basic                                             $.50        $.43
     Diluted                                           $.48        $.42

Weighted average number of shares and common equivalent shares:
     Basic                                            3,608       3,619
     Diluted                                          3,743       3,704



          The accompanying notes are an integral part of these condensed consolidated financial statements



                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the nine months ended September 30, 2001 and 2000
                  (In thousands except per share data)
                              (Unaudited)

                                                      2001        2000
                                                      ----        ----
Interest income:
  Interest and fees on loans                        $20,394     $17,063
  Interest on investment securities                   7,195       8,442
  Interest on federal funds sold                        799         463
                                                    -------     -------
     Total interest income                           28,388      25,968

Interest expense:
  Interest on deposits                               11,356       9,654
  Interest on securities sold under
     agreements to repurchase                         1,663       1,841
                                                    -------     -------
     Total interest expense                          13,019      11,495
                                                    -------     -------

     Net interest income                             15,369      14,473
Provision for loan losses                               425         240
                                                    -------     -------
     Net interest income after provision             14,944      14,233
                                                    -------     -------

Non-interest income:
  Service charges on deposit accounts                 1,978       1,758
  Other fees and service charges                        444         419
  Securities gains(losses)                              147        (108)
                                                    -------     -------
     Total non-interest income                        2,569       2,069
                                                    -------     -------

Non-interest expense:
  Salaries and employee benefits                      6,280       5,676
  Occupancy                                             923         903
  Data processing                                       757         652
  Furniture and equipment                               552         666
  Telephone and fax                                     170         177
  Administrative service charges                        171         137
  Stationery and supplies                               205         187
  Insurance                                             171         160
  Amortization                                          122         149
  Other                                                 878         902
                                                    -------     -------
     Total non-interest expense                      10,229       9,609
                                                    -------     -------

Income before income taxes                            7,284       6,693
Provision for income taxes                            2,088       2,030
                                                    -------     -------
     Net income                                      $5,196      $4,663
                                                    =======     =======

Earnings per common and common equivalent share:
     Basic                                            $1.44       $1.27
     Diluted                                          $1.40       $1.24

Weighted average number of shares and common equivalent shares:
     Basic                                            3,606       3,686
     Diluted                                          3,714       3,775



          The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
     For the three and nine months ended September 30, 2001 and 2000
                        (Dollars in thousands)
                              (Unaudited)


                                                  Three months ended
                                                     September 30,
                                                    2001      2000
                                                    ----      ----
Net income                                         $1,813    $1,570
                                                   ------    ------

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                                 985     1,905
  Reclassification adjustment for gains
    realized in net income                           (101)        -
                                                   ------    ------
  Other comprehensive income                          884     1,905
                                                   ------    ------

Comprehensive income                               $2,697    $3,475
                                                   ======    ======



                                                  Nine months ended
                                                     September 30,
                                                    2001      2000
                                                    ----      ----
Net income                                         $5,196    $4,663
                                                   ------    ------

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                               2,059     1,128
  Reclassification adjustment for (gains)losses
    realized in net income                           (101)       68
  Cumulative effect of a change in
    accounting principle for reclassification of
    securities upon adoption of FAS 133               114         -
                                                   ------    ------
  Other comprehensive income                        2,072     1,196
                                                   ------    ------

Comprehensive income                               $7,268    $5,859
                                                   ======    ======





         The accompanying notes are an integral part of these condensed consolidated financial statements



               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the nine months ended September 30, 2001 and 2000
                              (In thousands)
                               (Unaudited)

                                                       2001      2000
                                                       ----      ----
Cash flows from operating activities:
  Net income                                         $ 5,196   $ 4,663
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                              425       240
  Depreciation, amortization and accretion, net          662       912
  (Gain)loss on sale of investment securities           (147)      108
  Gain on sale of premises and equipment                   -        (7)
  Change in accrued interest receivable                  843      (652)
  Change in other assets                               1,199     1,383
  Change in accounts payable and accrued liabilities    (749)     (431)
  Change in accrued interest payable                    (157)      107
                                                     -------   -------
     Net cash provided by operating activities         7,272     6,323
                                                     -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                  5,129     4,640
  Proceeds from maturities of investment securities
     available for sale                               68,171     6,568
  Proceeds from sales of investment securities
     available for sale                                  148     7,881
  Purchases of investment securities
     available for sale                              (44,614)  (18,011)
  Net increase in loans                              (50,115)  (27,690)
  Purchases of premises and equipment                   (205)     (304)
  Sales of premises and equipment                          -       239
                                                     -------   -------
     Net cash used in investing activities           (21,486)  (26,677)
                                                     -------   -------

Cash flows from financing activities:
  Net change in deposits                              30,575    25,943
  Net change in securities sold under agreements
     to repurchase                                    (2,782)    6,136
  Dividends paid                                      (2,163)   (2,022)
  Proceeds from issuance of stock                        137       121
  Purchase of treasury stock                            (107)   (4,806)
                                                     -------   -------
     Net cash provided by financing activities        25,660    25,372
                                                     -------   -------

Increase in cash and cash equivalents                 11,446     5,018
Cash and cash equivalents at beginning of period      35,015    39,085
                                                     -------   -------
Cash and cash equivalents at end of period           $46,461   $44,103
                                                     =======   =======

Supplemental disclosures:
  Interest paid (net of amounts
     credited to deposit accounts)                   $ 2,144   $ 1,847
                                                     =======   =======

  Income taxes paid                                  $ 2,182   $ 2,082
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.



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

The following tables reconcile the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):



                   Three Months Ended                 Three Months Ended
                   September 30, 2001                 September 30, 2000
             Income      Shares    Per-Share     Income      Shares    Per-Share
           (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
            ---------  -----------   ------     ---------  -----------   ------
Basic EPS     $1,813      3,608       $.50        $1,570      3,619       $.43

Effect of
Dilutive
Options            -        135       (.02)            -         85       (.01)
              ------      -----       ----        ------      -----       ----
Diluted EPS   $1,813      3,743       $.48        $1,570      3,704       $.42
              ======      =====       ====        ======      =====       ====




                   Nine Months Ended                 Nine Months Ended
                  September 30, 2001                September 30, 2000
             Income      Shares    Per-Share     Income      Shares    Per-Share
           (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount
            ---------  -----------   ------     ---------  -----------   ------
Basic EPS     $5,196      3,606      $1.44        $4,663      3,686      $1.27

Effect of
Dilutive
Options            -        108       (.04)            -         89       (.03)
              ------      -----      -----        ------      -----      -----
Diluted EPS   $5,196      3,714      $1.40        $4,663      3,775      $1.24
              ======      =====      =====        ======      =====      =====




3. NEW ACCOUNTING PRONOUNCEMENTS

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


In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-lived Assets".
SFAS 144, which is effective for financial statements for years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of certain long-lived assets. The implementation of this Statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.




            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 2001, was $1.81 million, a 15% increase over the quarter ended September 30, 2000 of $1.57 million. Basic and diluted earnings per share were $.50 and $.48, respectively, for the third quarter of 2001, as compared to $.43 and $.42, respectively, for the third quarter of 2000.

For the nine months ended September 30, 2001, the Company's net income was $5.20 million, a 12% increase over the nine months ended September 30, 2000 of $4.66 million. Basic and diluted earnings per share were $1.44 and $1.40, respectively, for the nine months ended September 30, 2001 as compared to $1.27 and $1.24, respectively, for the nine months ended September 30, 2000.

The Company's third quarter tax-equivalent net interest income increased to $5.61 million, from $5.06 million in the corresponding quarter in 2000. The annualized net interest margins for the quarter and nine months ended September 30, 2001 were 4.30% and 4.25%, respectively.
This compares to 4.41% and 4.56% for the quarter and nine months ended September 30, 2000. The decrease in the net interest margin is the result of the current interest rate environment and intense competition for deposits and quality loans. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the third quarter of 2001 increased by $239,000, or 33%, and increased by $500,000, or 24% for the first nine months of 2001, from the corresponding periods of 2000. The increase for the third quarter of 2001 is primarily due to an increase in account activity charges of $70,000, letter of credit income of $25,000, and a gain on sale of investments of $147,000. The increase for the first nine months of 2001 is due to increased account activity charges of $220,000, letter of credit income of $24,000 and gain on sale of investments of $147,000. In addition, a loss on sale of investments of $108,000 was incurred in the first nine months of 2000.

Salaries and employee benefits expense increased by $217,000, or 11%, for the third quarter of 2001, and by $604,000, or 11%, for the first nine months of 2001, from the corresponding periods of 2000. The increase is attributable to normal payroll increases and increased benefit costs.

Data processing expense increased by $28,000 or 12% for the third quarter of 2001, and by $105,000, or 16%, for the first nine months of 2001, as compared to the corresponding periods in 2000. The increase is attributable to an increase in the number of accounts processed and to an increase in rates from the Company's service provider.

Furniture and equipment expense decreased by $27,000 or 13% for the third quarter of 2001, and by $114,000, or 17%, for the first nine months of 2001, as compared to the corresponding periods in 2000 due to a decrease in furniture and equipment depreciation expense.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.
The allowance for loan losses was approximately $4.22 million at September 30, 2001, as compared with $3.81 million at December 31, 2000. For the nine months ended September 30, 2001, the allowance for loan losses was increased by the provision for loan losses of $425,000, and decreased by approximately $10,000 in net charge-offs. For the nine months ended September 30, 2000, the allowance was increased with a provision for loan losses of $240,000 and increased by approximately $75,000 in net recoveries. The allowance as a percentage of total loans has decreased to 1.24% at September 30, 2001, from 1.31% at December 31, 2000. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb losses in the loan portfolio.

Approximately $203.1 million, or 60% of total loans was secured by nonresidential real estate and $69.7 million, or 21% of total loans was secured by residential real estate as of September 30, 2001. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had a non-accrual loan balance of $866,000 at September 30, 2001. If these loans were on full accrual, additional interest income of approximately $48,000 would have been recorded during the first nine months of 2001.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments.
As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $83 million, and Federal Funds purchased lines available at correspondent banks amounting to $13 million as of September 30, 2001.

The Bank's primary use of funds is to originate loans and purchase investment securities. The net change in loans during the first nine months of 2001 was an increase of $50.1 million, and the Bank purchased $44.6 million of investment securities. Funding for the above came primarily from increases in deposits of $30.6 million, increases from proceeds from maturities and sales of investment securities of $73.4 million, partially offset by a decrease in securities sold under agreements to repurchase of $2.8 million.


In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 11.99%, 13.44%, and 8.25%, respectively, as of September 30, 2001.



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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 2001.


                          INTEREST RATE SENSITIVITY ANALYSIS
                                (Dollars in Thousands)

                                            Term to Repricing
                                            -----------------
                                                            Over 1 Year
                                90 Days   91-181  182-365   & Non-rate
                                or Less    Days     Days    Sensitive  Total
                                -------    ----     ----    ---------  -----
Interest-earning assets:
   Federal funds sold           $25,540   $     -  $     -  $      - $ 25,540
   Investment securities          9,923     5,006   16,108   121,182  152,219
   Gross loans
      (excluding non-accrual)    83,186    50,807   49,482   155,890  339,365
                               --------   -------  -------  -------- --------
   Total interest-earning
      assets                   $118,649   $55,813  $65,590  $277,072 $517,124
                               --------   -------  -------  -------- --------

Interest-bearing liabilities:
   Interest-bearing checking   $      -   $     -  $     -  $ 62,664 $ 62,664
   Money market                       -    12,956   12,956    25,911   51,823
   Savings                            -         -        -    24,579   24,579
   Time deposits                 75,843    48,069   82,758    19,046  225,716
   Borrowed funds                49,709         -        -         -   49,709
                               --------   -------  -------  -------- --------
   Total interest-bearing
      liabilities              $125,552   $61,025  $95,714  $132,200 $414,491
                               --------   -------  -------  -------- --------

Interest sensitivity gap      ($  6,903) ($ 5,212)($30,124) $144,872 $102,633

Cumulative gap                ($  6,903) ($12,115)($42,239) $102,633

Cumulative ratio of interest-earning
   assets to interest-bearing
   liabilities                      95%       94%      85%      125%
Cumulative gap as a percentage of
   total interest-earning assets  (1.3%)    (2.3%)   (8.2%)    19.8%


         Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2001, the Bank's simulation analysis projects an increase to net interest income of 6.48%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.54%. These projected levels are within the Bank's policy limits.






                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         All exhibits are omitted because they are not applicable.

(b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2001.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
       (Registrant)



  /s/   Barbara E. Reed
---------------------------
  Senior Vice President &
  Chief Financial Officer



Date:   November 13, 2001
      ---------------------