Form 10-K
period 2001-12-31
COMMERCIAL BANKSHARES INC
filed 2002-03-13
CIK 354562

U.S. Securities and Exchange Commission
                              Washington, D.C. 20549

                                     Form 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended   December 31, 2001
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

      None                                   None
___________________         _________________________________________

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

As of March 12, 2002, 3,608,719 shares of the common voting stock were issued and outstanding, of which 3,175,757 shares with an aggregate market value of $76.3 million, based on the closing price on the NASDAQ market, were held by non-affiliates of the registrant.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2001 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders to be held on April 18, 2002 are incorporated by reference into Part III.







                            Table of Contents

Description                                                Page No.
-----------                                                --------

Part I
   Item 1.    Business.............................................1
   Item 2.    Properties...........................................7
   Item 3.    Legal Proceedings....................................7
   Item 4.    Submission of Matters to a Vote of Security Holders..7

Part II
   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters..................................8
   Item 6.    Selected Financial Data..............................8
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................8
   Item 7A.   Quantitative and Qualitative Disclosures About
              Market Risk..........................................8
   Item 8.    Financial Statements and Supplementary Data..........8
   Item 9.    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure...............8

Part III
   Item 10.   Directors and Executive Officers of the Registrant...8
   Item 11.   Executive Compensation...............................8
   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management.......................................8
   Item 13.   Certain Relationships and Related Transactions.......9

Part IV
   Item 14.   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K..........................................9

Signatures........................................................11

Exhibit 10.15  Standard Office Business Lease ....................12

Exhibit 23.1 Consent of Independent Certified Public
Accountants.......................................................32




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


Employees

     At December 31, 2001, the Company and the Bank together employed 191 employees, of whom four are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


Market Information

     The Bank's fourteen banking offices are located in Miami-Dade and Broward counties, which comprise the Bank's primary market area. Management believes that the Bank's principal markets are: (i) the established and expanding commercial market within the primary market area, and (ii) the moderate and the affluent residential market within the primary market area. Management also believes that the most profitable banking relationships are characterized by high deposit balances with a low frequency of transactions. Moreover, management believes that a community bank with local management is well positioned to establish these relationships with the smaller commercial customers and households. Management believes that the Bank is well positioned to take advantage of its market segment.


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


     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2001 and 2000, the Company's total risk-based capital ratios were 13.54% and 14.30%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2001 and 2000, the Company's leverage ratios were 8.24% and 8.17%, respectively.


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


Gramm-Leach-Bliley Act

     The Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999 to remove depression-era barriers that separate banking, securities and insurance functions. The Act allows full affiliation between banks and securities firms by permitting the creation of financial holding companies designed to engage in a range of financial activities, including securities underwriting and merchant banking.
The Act also repeals the SAIF special reserve; modernizes the Federal Home Loan Bank System; provides for less frequent Community Reinvestment Act ("CRA") compliance examinations for community banks with $250 million or less in assets, and gives customers the right to prevent banks from sharing information with third parties, such as telemarketers. The Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. The Act contains requirements for the
protection of consumer's financial privacy ("Regulation P").   The Bank
has identified obligations, developed a privacy policy and provided disclosure of the policy to customers. The Bank is in full compliance with Regulation P.


Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

     Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized."
A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2001, the Bank met the definition of a "well capitalized" institution.


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

     The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001. These provisions are required for banks over $500 million in assets and require that the Bank document and test its internal control structure and report on it on an annual basis. The Bank complied with all applicable sections of the regulation and will report as required in the first quarter of 2002.


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


     The Bank owns ten of its fourteen full-service branches and leases
the remaining four offices.   Additional information relating to the
Company's lease commitments is set forth in Note 4 on page 27 in the 2001 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.


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


                                          PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.


     Information required to be reported under this item is set forth on pages 13 and 14 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data.


     Information required to be reported under this item is set forth on pages 2 and 3 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Information required to be reported under this item is set forth on pages 4 through 16 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


	Information required to be reported under this item is set forth on pages 15 through 16 of the 2001 Annual Report to Shareholders under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.


	The information required to be reported under this item is set forth on pages 17 through 35 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.


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

10.10 Standard Office Building Lease, dated December 10, 1996, between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant). Incorporated by reference to Exhibit 10.12 that accompanies the 1997 Annual Report on Form 10-K.

10.11 Commercial Bankshares, Inc., Amendment to 1994 Outside Director Stock Option Plan, dated January 15, 1999. Incorporated by reference to Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

10.12 Commercial Bankshares, Inc., Amendment to 1994 Performance Stock Option Plan dated January 15, 1999. Incorporated by reference to Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

10.13  Commercial Bankshares, Inc., Amendment to Standard Office
       Building Lease between Swire Brickell One, Inc., d/b/a
       "Courvoisier Center" (Landlord) and Commercial Bank of Florida (Tenant), dated December 21, 2000. Incorporated by reference to
       Exhibit 10.14 that accompanies the 2000 Annual Report on Form
       10-K.

10.14 Agreement to provide data processing and back office services between Electronic Data Systems and Commercial Bank of Florida, dated, December 7, 1999. Incorporated by reference to Exhibit
       10.15 that accompanies the 2000 Annual Report on Form 10-K.

10.15 Commercial Bankshares, Inc., Standard Office Building Lease between Hallandale Place, Ltd., c/o Investment Management
       Associates, Inc. (Landlord) and Commercial Bank of Florida
       (Tenant), dated January 25, 2002 (filed herewith).

11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 29 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

13.1   2001 Annual Report to Shareholders of Commercial Bankshares,
       Inc. *

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

COMMERCIAL BANKSHARES, INC.
---------------------------
       (Registrant)



By:/s/ Jack J. Partagas
   --------------------
Jack J. Partagas
President and Chief Operating Officer
March 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                  Date
      ---------                        -----                  ----

By:/s/ Joseph W. Armaly       Chairman of the Board      March 12, 2002
   --------------------       of Directors and
Joseph W. Armaly              Chief Executive Officer
                              (Principal Executive Officer)


By:/s/ Jack J. Partagas       President,                 March 12, 2002
   --------------------       Chief Operating Officer,
Jack J. Partagas              and Director


By:/s/ Cromwell A. Anderson   Director                   March 12, 2002
   ------------------------
Cromwell A. Anderson


By:/s/ Martin Yelen           Director                   March 12, 2002
   ----------------
Martin Yelen


By:/s/ Robert Namoff          Director                   March 12, 2002
   -----------------
Robert Namoff


By:/s/ Barbara E. Reed        Senior Vice President      March 12, 2002
   -------------------        and Chief Financial Officer
Barbara E. Reed






                              Exhibit 10.15


                                FACE PAGE
           LEASE SUMMARY SHEET/ESTIMATED OCCUPANCY COST SHEET

Shopping Center:             Hallandale Place Shopping Center
Landlord's Name and Address: Hallandale Place, Ltd;,
                             c/o Investment Management Associates, Inc.,
                             1575 Ignacio Avenue, Suite 100,
                             Coral Gables, FL 33146
Lessee:                      Commerical Bank of Florida
Trade name (d/b/a):          Commercial Bank of Florida
Guarantor(s):
Store Address:               1448 E. Hallandale Beach Boulevard
Store Owner's Name           Commercial Bank of Florida
Corp Address:                1550 SW 57th Avenue, Miami, Florida  33144
Store Phone:                 (954) 434-3551
Corp. Phone:                 (305) 267-1200
Store Fax:                   (   )           Cell Phone:    (   )
Lease Term:                  Five (5) Years  Beeper:        (   )
Sq. Ft.:                     2,725 Sq. Ft.   % of Center: 3.56%
                             Options: One-5 Years

Lease Commencement Date:  (Lease Signing Date)   January 25, 2002

Commencement / Anniversary Date shall commence on the earlier of (a) February 1, 2002 or (b) N/A/ days from the date of notification by Landlord or premises delivery.

Rent Commencement Date: The earlier of (a) February 1, 2002 or (b) N/A days after landlord notified Tenant that Landlord has delivered demised premises or (c) the date Tenant opens the premises for business.


1. Expiration Date:  January 31, 2007 or N/A months from delivery notification date.
2. Under Construction by:  N/A
3. Open for Business by:  N/A
[ 2) & 3) are calculated from the Term Commencement/Anniversary Date.]

Base Rent Yearly Lease Increase:    [X]  CPI: (Floor: 4% per year),
(Cap: 6% per year)


Use Clause: Bank Branch and Associated Uses only and for no other purpose.


OCCUPANCY CHARGES            Amount per      Square       Monthly
                             Square Foot     Footage      Amount

1. Minimum Rent:                $16.51       2,725 sf    $3,749.15

2. Common Area Maintenance
   estimated for 2002           $ 1.30       2,725 sf    $  295.21

3. Real Estate Taxes estimated
   for 2002                     $ 1.40       2,725 sf    $  317.92

4. Insurance estimated for 2002 $ 0.54       2,725 sf    $  122.63

SUBTOTAL                                                 $4,484.90

5. Florida Sales Tax (6.0%)                              $  269.09

6. Merchants Associates
   estimated for 2002             N/A         N/A        $    0.00

ESTIMATED TOTAL RENT                                     $4,753.99


7. ADDITONAL RENT:
   Percentage Rent on all Gross Sales at N/A%   Breakpoint: $ N/A or
   excess of $ N/A

8. Above charges applicable from Term Commencement: February 1, 2002 to January 31, 2003.

9. Total Deposit $0.00 allocated as follows (A+B) and paid in the form of Cash or Certified Cashier's Check:

   A.  Prepaid First Month's Rent $0.00   B. Security Deposit $0.00
  -------------------------------------------------------------------
Amount Paid & Date: $ ___ ___  Balance of Unpaid & Due Date: $ ___ ___

THIS IS A LEGALLY BINDING DOCUMENT. PLEASE READ IT THOROUOUGHLY BEFORE YOU SIGN. THE ITEMS CONTAINED ON THIS FACE PAGE RELATE TO VARIOUS CONTENTS OF THE LEASE. THIS FACE PAGE IS ATTACHED TO AND A PART OF
THE LEASE. THERE ARE NO AGREEMENTS BETWEEN THE PARTIES UNLESS CONTAINED IN WRITING IN THIS LEASE, FACE PAGE AND PERTINENT ADDENDUMS.


Accepted this  25  day of January, 2002

WITNESS: ________________________   SIGNED:__________________________
                                    TENANT: Commercial Bank of Florida
                                    BY: Jack J. Partagas, President

WITNESS: ________________________


WITNESS: ________________________   SIGNED:__________________________
                                    LANDLORD: Hallandale Place, Ltd.
                                    BY: Hallandale Place, LLC,
                                        General Partner
WITNESS: ________________________






                             STORE LEASE

THIS LEASE entered into this 25 day of January, 2002, between Hallandale Place, Ltd. (Landlord), and Commercial Bank of Florida
(Tenant)

          Landlord, in consideration of the rent to be paid by Tenant, and in consideration of the covenants to be performed by Tenant, hereby leases to Tenant the following described premises (the premises) located in Broward County, Florida.

          Tenant is leasing (See Face Page) Sq. Ft., (See Face Page) of Hallandale Place Shopping Center (The Shopping Center), The approximate location of the premises is outlined in red on Exhibit A.

ARTICLE 1. Section 1. If the term commences on any day of a calendar month other than the 1st day, Tenant shall pay Landlord the monthly installment of rent as provided for in this paragraph for such commencement months on a pro rata basis (such proration to be based on the actual number of days in the commencement month). Thereafter,
Note:  Rent is due on the first (1st) of each month.
                    Section 2.  The term of this Lease shall be for
Five (5) years.
ARTICLE 2. Section 1. Tenant hereby agrees to pay to Landlord, at such place as Landlord may designate in writing, rent for the premises as follows: Tenant shall follow the (Face Page-Lease Summary Estimated Occupancy Cost sheet): sending the estimated total rental to:

                  Hallandale Place Shopping Center
              c/o Investment Management Associates, Inc.
                 1575 San Ignacio Avenue, Suite 100
                      Coral Gables, FL  33146

                    Section 2.  During the initial term of this Lease
and each of the "adjustment months" described below, Tenant's monthly payment of fixed minimum annual rent shall become an amount computed in accordance with the following provisions.  Landlord shall compute the increases, if any, of the cost of living for each "adjustment month" based on the Consumer Price Index - Urban Wage Earners and Clerical Workers (U.S. City Average - all items) 1982-84 = 100, hereinafter called the Index, published by the Bureau of Labor
Statistics of the United States Department of Labor.  The index number indicated in the column for U.S. City Average entitled "All
Items" for said month shall be the "Current Index Number," and the corresponding index number for the month of November yearly: i.e., three (3) months prior to the Lease commencement date; shall be the
"Base Index Number." The new monthly payment of fixed minimum annual rent shall be arrived at by multiplication of the monthly payment of fixed minimum annual rent for the month immediately preceding the particular adjustment month by a fraction, the numerator of which shall be the Current Index Number and the denominator of which shall be the Base Index Number. The new monthly payment of fixed minimum annual rent shall be due and payable to Landlord commencing with the anniversary of the Term Commencement Date. In no event shall the new monthly payment of fixed minimum annual rent be less than the monthly rent paid immediately preceding such adjustment.
          In the event the Index is discontinued, the Consumer Price Index - Seasonally Adjusted U.S. City Average For All Items for Urban Wage Earners and Clerical Workers (1982-84 = 100) published monthly in the "Monthly Labor Review" by the Bureau of Labor Statistics of the United States Department of Labor (CPI) shall be used for making the computation described above. In the event CPI-W is discontinued, comparable statistics on the purchasing power of the consumer dollar published by the Bureau of Labor Statistics of the United States Department of Labor shall be used for making the computation described above. In the event the Bureau of Labor Statistics shall no longer maintain statistics on the purchasing power of the consumer dollar, comparable statistics published by a responsible financial periodical or recognized authority selected by the Landlord shall be used for making the computation described above.
          In the event the base year "(1982-84 = 100)" or other base year used in computing the index is changed, the figures used in making the adjustment described above shall accordingly be changed so that all increases in index are taken into account notwithstanding any such change in the bas year. In no event shall the rent be increased by less than (see Face Page) per year.
          There shall be Four (4) adjustment months which shall be the month of the term commencement yearly.
                    Section 3. There shall be added to the above rent all applicable taxes then in force which may be imposed on rents to be received by the Landlord. All rent is due and payable without abatement, set of or deduction on the first of each month.
                    Section 4. If any payment of rent or other charges due Landlord, is not received by Landlord within ten days from the due date, the Tenant shall be assessed $100.00 for each ten days period, or partial ten day period, such payment is overdue as calculated from the due date. Any and all sums payable by the Tenant to Landlord under this Lease in addition to the rent set forth in Article 2, Section 1 of this Lease and Face Page, shall be deemed to be an shall become additional rent under this Lease whether or not the same be designated as such, and shall be included in the term "rent" whenever used in this Lease. Landlord shall have the same remedies for Tenant's failure to pay such additional rents as for Tenant's failure to pay the rent, as stated in this Lease.
                    Section 5. All other sums of money or charges shall be paid by Tenant under this Lease, which shall include but not be limited to late fees, attorney's fees or management fees and costs, clerical fees & costs or administrative costs & fees, incurred by Landlord to interpret or to enforce the provisions of this Lease or interest charges on past due payments and shall be deemed to be and shall become collectible under this Lease and shall be paid by Tenant as additional rent with the next installment of Base Rental.
ARTICLE 3.  During the term of this Lease, the premises shall be used and occupied only for the following purposes:  (See Face Page) and for no other purposes. Tenant agrees to continuously operate 100% of the premises during the term of this Lease, and to conduct its business at all times in a high class and reputable manner. Tenant shall promptly comply with all laws, ordinances and lawful orders and regulations affecting the premises, and the cleanliness, safety, occupation and use of same. No auction, fire or bankruptcy sales shall be conducted in the premises without Landlord's consent. Tenant shall not use the sidewalks adjacent to the premises for business purposes without Landlord's prior written consent.
ARTICLE 4. Section 1. Tenant shall not perform any acts or carry on any practices which injure the building or be a nuisance or menace to other tenants in the building in which the premises are located, and shall keep the premises, the sidewalks adjacent to the premises, the rear area of the premises and the service area and corridors allocated for the use of Tenant clean and free from rubbish, dirt, rodents, insects and odors at all times. All trash and garbage shall be stored within the premises and Tenant shall arrange for the regular commercial pickup of such trash and garbage at Tenant's expense. Tenant shall not burn any trash of any kind in or about the building in which the premises are located. Tenant shall use dumpster type trash service. Landlord may contract for the pickup of trash and garbage for the entire Shopping Center an in such event Tenant shall pay Landlord its pro rata cost for such service.
                    Section 2. Tenant shall pay all charges for water, gas garbage collection, sewage disposal, electricity and for all other utilities, including but not limited to all impact fees or other fees imposed by any government authority, used in connection with the premises, not more than ten (10) days after the same shall become due and payable.
ARTICLE 5. Section 1. Landlord shall keep the foundation, the outer walls and roof of the building in which the premises are located in good repair, except that Landlord shall not be called upon to make any repairs caused by the negligence of Tenant, its agents or employees. Landlord shall not be called upon to make any other improvements or repairs of any kind to the premises.
                    Section 2. The premises shall at all times be kept in good order, condition and repair by Tenant, and shall also be kept in a clean, sanitary and safe condition in accordance with all directions, rules and regulations of the health officer, fire marshal, building inspector or other proper officers of the governmental agencies having jurisdiction, all at the sole cost and expense of Tenant.
Tenant shall permit no water damage or injury to the premises, and
Tenant shall at its own cost and expense replace when necessary and maintain in good working order any glass windows, doors, and door hardware, HVAC equipment, duct work, ceiling tiles, lighting fixtures, all wiring and electrical panels, plumbing and plumbing fixtures in the premises.
                    Section 3. At the expiration of this Lease, Tenant shall surrender the premises in good condition, reasonable wear and tear, loss by fire or other unavoidable casualty excepted.  Landlord may at Landlord's option require Tenant to return premises to its original condition when first Leased to Tenant.
ARTICLE 6. Tenant shall not erect or install any exterior or interior window or door signs or window or door lettering or placards without the prior written consent of Landlord. Tenant agrees not to use loudspeakers, phonographs or video broadcasts in a manner to be heard outside the premises.  Tenant shall not permit any noxious, foul or disturbing odors to emanate from the premises. Tenant agrees that it will, at its own expense, install an exterior sign in a place on the premises to be designated by Landlord, which sign will advertise Tenant's name or type of business, the form and design of which will be subject to Landlord's approval. (All exterior signs shall be individual channel lit letters, lit until 12:00 midnight-nightly) (see Exhibit
"F"). Landlord may remove non-conforming signs at Tenant's expense. Tenant must also pay for and have installed a conforming under canopy identification sign.
ARTICLE 7.  All alterations, additions, improvements and fixtures, other than trade fixtures, which may be made or installed by either of the parties hereto upon the premises and which in any manner are attached to the floors, walls or ceilings, shall be the property of the Landlord and at the termination of this Lease shall remain upon and be surrendered with the premises as a part thereof. Any linoleum or other floor covering of similar character which may be adhesively affixed to the floor of the premises shall become the property of the Landlord or at Landlord's option be removed at Tenant's sole cost or expense. No alterations or additions to the premises may be made without the proper written consent of the landlord which shall be given at Landlord's sole discretion, and which may be predicated upon
Tenant's use of contractors who are acceptable to Landlord and upon Tenant's furnishing of acceptable Payment and Performance Bonds. Tenant shall be required to obtain all appropriate government permits and approvals, at Tenant's expense, prior to beginning of any such work in the premises, and shall furnish to Landlord copies of such permits and approvals prior to commencement of such work.
ARTICLE 8.  Landlord shall be held harmless by Tenant from any liability for damages to any person or any property in or upon the premises, hallways and sidewalks adjoining same and service areas, bathrooms and corridors allocated to the use of Tenant including the person and property of Tenant, and its employees and all persons in the premises at its or their invitation. All property kept, stored or maintained on the premises shall be done so at the risk of Tenant only. Tenant shall indemnify Landlord for any legal fees, court costs, and management/administration fees and costs in connection with Tenant's obligations as set forth in this Article.
ARTICLE 9. Section 1. Tenant shall not carry any goods or conduct its business in a manner which will in any way tend to increase the insurance rates on the premises or the building of which they are a part. Tenant agrees to pay as additional rental any increase in Landlord's insurance premiums resulting from the business carried out by Tenant, whether or not Landlord has consented to the same.  If
Tenant installs any electrical equipment that overloads the lines or circuits in the premises, Tenant shall at its own expense make whatever changes are necessary, and will comply with the requirements of the insurance underwriters and governmental authorities having jurisdiction.
                   Section 2. Tenant shall keep in effect a policy of public liability insurance with respect to the premises and the business operated by Tenant, in which the limits of liability shall not be less than $500,000 for one person and $500,000 for more than one person in any single incident.  Tenant shall furnish Landlord with a certificate of insurance or other acceptable evidence that such insurance is in force, and evidence that the premiums have been paid by Tenant, within ten (10) days prior to the due date of the same. Tenant shall obtain a minimum of $1,000,000 combined single limit.
                   Section 3. Tenant shall keep in effect a policy of insurance upon all improvements to the leased premises including the
HVAC system, furniture, fixtures, equipment, stocks of goods and on all windows/glass in the premises, against loss by fire and windstorm and for extended coverage in reasonable amounts as may be required by Landlord, in which policy both Landlord and Tenant shall be names as parties covered thereby as their respective interests may appear.
Tenant shall furnish Landlord with a certificate of insurance or other acceptable evidence that such insurance is in force, and evidence that the premiums have been paid by Tenant, within ten (10) days prior to the due date of same.
                   Section 4.  "The insurance policy or policies
required by this Section shall at all times during the term be written by one or more responsible insurance companies rates Best A+ or better, acceptable to Landlord and licensed to do business in the State of Florida, in form acceptable to Landlord, insuring Tenant and naming Landlord, it beneficiaries, agents, and employees as additional insureds and naming Landlord as the certificate holder.
ARTICLE 10.  PERCENTAGE RENT
                    Section 1.  Removed.
                    Section 2.  Removed.
                    Section 3.  Removed.
ARTICLE 11. Tenant agrees that all receiving and delivery of goods and merchandise and all removal of garbage and refuse shall be made only by the way of the service areas and rear doors provided for such purposes.
* Landlord hereby grants to Tenant's employees, agents and invitees the right during the term hereof to use, in common with others entitled to the use thereof, such service areas and corridors subject to such reasonable regulations as Landlord may make from time to time. *with the exception of armored truck deliveries.
ARTICLE 12. Tenant agrees not to assign, sublet or in any way transfer this Lease or any interest therein without the previous written consent of Landlord which consent Landlord may grant or withhold in Landlord's sole discretion. Any attempted assignment by Tenant without the prior written consent of landlord shall be null and void and shall constitute a default under the Lease. In such event, Landlord, shall have the option of terminating the Lease. Under no circumstances shall Tenant be permitted to sublet the Lease, and any attempt to do so shall constitute a default of the Lease and shall afford the Landlord the right to terminate the Lease. Consent by the Landlord to one or more assignments of this Lease or the premises shall not operate as a consent to any subsequent assignments, each of which shall require Landlord's separate consent. Notwithstanding any such assignment, Tenant shall remain fully liable and shall not be released from performing any of the terms of this Lease or any amendments or addendums hereto, nor shall any guarantor be released from any liability thereunder. Any transfer, sale, pledge or other disposition of any ownership interest in Tenant or its rights under this Lease, or any attempts by Tenant to grant any right in and to the premises to any third party, shall be deemed as assignment under this Article. In the event Landlord consents to an assignment, Landlord may charge Tenant a minimum administrative fee of $750.00. However, Landlord may further condition its consent on the payment by Tenant of any additional legal, accounting, leasing fees, if any, and administrative costs incurred in Landlord's processing of the documents associated with the assignment.
ARTICLE 13. Landlord shall have the right to enter upon the premises with tenant's representative at all reasonable hours for the purpose of inspecting same or for making repairs, additions or alterations, or to perform any affirmative obligations of the tenants required in this Lease, including but not limited to the obligations of Articles 4 and 5 of this Lease, if Landlord deems any repairs or actions required of Tenant by this Lease are necessary. Landlord may demand that Tenant make the same forthwith and if the Tenant refuses or neglects to perform such repairs or actions and complete the same with reasonable dispatch, Landlord may make or cause such repairs or actions to be make and shall not be responsible to Tenant for any loss or damage that may accrue to its stock or business by reason thereof and, if Landlord makes or causes such repairs or actions to be made, Tenant agrees that it will forthwith on demand pay to Landlord the cost hereof with interest at eighteen percent (18%) per annum, and if it shall default in such payment, Landlord shall have the remedies provided in Article 16 hereof. For a period commencing ninety (90) days prior to the termination of this Lease, Landlord may have reasonable access to the premises for the purpose of exhibiting the same to prospective tenants, including the placement of a "For Lease" sign on the premises exterior window or like position.
ARTICLE 14. If the whole of the premises shall be taken by any public authority under the power of eminent domain, then, at the time of taking the term of this lease shall cease and the rent due hereunder shall be paid only up to that day. If any part of the premises shall be taken as aforesaid, and such partial taking shall render that portion not so taken unsuitable for the business of Tenant, as determined by Landlord, then this lease shall cease and terminate as aforesaid. If such partial taking is not extensive enough to render the premises unsuitable for business of Tenant, then this Lease shall continue in effect except that the minimum rent shall be reduced in the same proportion that the floor area of the premises taken bears to the original floor area demised and Landlord shall, upon receipt of the condemnation award, make all necessary repairs or alterations to the building ins which the premises are located so as to constitute the portion of the building not taken a complete architectural unit, but such work shall not exceed the scope of the work to be done by
Landlord originally constructing said building, nor shall landlord in any event be required to spend for such work an amount in excess of the amount received by Landlord as damages for the part of the premises so taken. "Amount received by Landlord" shall mean that part of the condemnation award which is free and clear to landlord of any collection of mortgages for the value of the diminished fee. If more than twenty percent of the floor area of the building in which the premises are located shall be taken as aforesaid, Landlord may, by written notice to Tenant, terminate this Lease, upon 30 days written notice. All damages awarded for such taking shall belong to Landlord whether such damages shall be awarded as compensation for diminution in value to the leasehold or to the fee of the premises, provided, however, that Landlord shall not e entitle to any portion of the award made to Tenant for cost of removal of stock and fixtures.
ARTICLE 15. If the premises shall be damaged by fire, the element or other insured casualty not due to Tenant's negligence but are not thereby rendered untenable in whole or in part, Landlord shall promptly, at its own expense, to the extent of available insurance proceeds, cause such damage to be repaired, subject to Tenant's insurance as required in Article 9, and the rent shall not be abated.
If by reason of such occurrence, the premises shall be rendered untenable only in part, Landlord shall promptly, at its own expense, to the extent of available insurance proceeds cause the damage to be repaired, and the minimum rent shall be abated in proportion to the portion of the premises rendered untenable. If the premises shall be rendered wholly untenable by reason of such occurrence, Landlord shall promptly, at its own expense, to the extent of available insurance proceeds, cause such damage to be repaired and the minimum rent shall be abated in whole; provided however that Landlord in its sole judgment, for any reason, shall have the right to be exercised by notice in writing, to elect not to reconstruct the destroyed premises, and in such event this Lease and the tenancy hereby created shall ceases as of the said occurrence, the minimum rent to be adjusted as of such data. Said notice shall be given within one hundred and twenty (120) days of said occurrence. Landlord's obligations as to restoration as provided in this Section shall be as to the shell, framework, partition, fixtures and structure of the Shopping Center, electrical, plumbing, and other systems up to the premises, but not within the leased premises. Landlord's obligation to repair and rebuild, as described in this section, is only effective provided that damage and destruction is not due to Tenant's negligence, omissions, or wrongful malfeasance or misfeasance if Tenant, its agents, servants, employees, licensees, visitors, customers, patrons or invitees.
ARTICLE 16. If Tenant shall not pay rent or any other monies due hereunder at the time and in the manner stated or abandons the premises, or shall fail to keep and perform any other condition, stipulation or agreement herein contained on the part of Tenant to be kept and performed, or if Tenant shall suffer to be filed against
Tenant an involuntary petition in bankruptcy or shall be adjudged voluntary or involuntary bankrupt, or make an assignment for the benefit of creditors, or should there be appointed a receiver to take charge of the premises either in the State Courts or in the Federal Courts, then, in any such events, Landlord may, at Landlord's option, declare this Lease in default, and in such event, Landlord shall in addition to all remedies by law available to Landlord based upon such default; including court costs and attorney's fees, appellate attorney's fees and court costs as well as Landlord's reasonable administrating costs, brokerage fees and other reasonable associated costs, have the right to terminate the Lease and elect to declare the entire minimum rent an any other charges, for the balance of the term due and payable forthwith. Any sums not paid when due shall bear interest at 18% per annum.
                   Section 1. If Tenant is in default under this Lease more than two (2) times within any twelve (12) month period, and/or for any number of continuing defaults, irrespective of whether or not such default is cured, then, without limiting Landlord's other rights and remedies provided for in this Lease or at law or equity, the Security Deposit shall automatically be increased by an amount equal to one additional monthly rental equal to the total monthly rental currently being paid by Tenant, and Landlord may require future payments to be in the form or cash or a cashier's check.
ARTICLE 17. Section 1. It is agreed that if the Tenant abandons possession of the rental unit during the term of this Lease, or is lawfully evicted by the Landlord, then the Landlord may, at its sole option, re-take possession of the rental unit and make good faith effort to re-rent it for the Tenant's account. But such re-taking of possession shall not constitute a recission of this Lease nor a surrender of the leasehold estate.
                   Section 2.  In the event Tenant remains in
possession of the premises after the expiration of this Lease and without the execution of a new lease, Tenant shall be deemed a Tenant from month to month, subject to all the condition of this Lease except that the monthly rental shall be twice the then current monthly rent.
                   Section 3. If Tenant defaults in the performance of any of the terms, provisions, covenants and condition of this Lease and by reason of such default, Landlord employs the services of an attorney or accountant to enforce performance of the covenants or to perform any service based upon default, then in any of said events, Landlord shall be entitled to reasonable attorney's (including paralegal and similar support personnel) all court costs and accountant's fees and all expenses and all fees and costs incurred by Landlord's staff pertaining to such matters (including costs and fees relating to any appeal) and in enforcement of any remedy.
                   Section 4. Tenant waives its rights to a trial by jury on any and all matters in any civil action commenced by or against Tenant concerning this Lease or the premises. If there are any facts or allegations that need to be tried in a court of law, every position of said trial will be before the court without jury.
                   Section 5. In the event any personal property of Tenant remains on the premises upon Tenant's vacating of same, whether such vacating is voluntary or the result of eviction proceedings, such property shall be deemed abandoned by Tenant and shall become the property of Landlord . Thereafter, Landlord may make any use of said property as Landlord deems convenient an in no event shall Landlord be required to account to Tenant for any use or benefit of the property.
ARTICLE 18. The failure of Landlord in one or more instances to insist upon strict performance or observance of one or more of the covenants or conditions hereof or to exercise any remedy, privilege or option reserved to Landlord, shall not be construed as a waiver for the future of such covenant or condition or of the right to enforce the same or to exercise such privilege, option or remedy.  The receipt by
Landlord of rent or any other payment required to be made by Tenant, or any part thereof, shall not be a waiver of any other additional rent or payment then due, nor shall such receipt, though with knowledge of the breach of any covenant or condition hereof, operate as or be deemed a waiver by Landlord of any of the provisions hereof, or of any Landlord's rights, remedies, privileges or options hereunder.
ARTICLE 19.  Tenant agrees that at landlord's option this Lease shall be subordinate to any first mortgage or ground lease that now or may hereafter be placed upon the premises and to any an all advances to be made thereunder and to the interest thereon and all renewals, replacements, assignments and extensions thereof. Tenant agrees, upon request, to execute any paper or papers which Landlord may deem necessary to accomplish that end and, in default of Tenant's not so doing, landlord is hereby empowered to execute such paper or papers in the name of Tenant and as the act and deed of Tenant, and this authority is declared to be coupled with an interest and not revocable. This Article shall be self-operative and no further instrument of subordination shall be required, however, Tenant agrees to execute such instrument or instruments acknowledging such subordination as Landlord may request from time to time.
                   Section 1. In the event of any transfer of the ownership of the Demised Premises whether voluntary or involuntary, by foreclosure, bankruptcy, sale or otherwise, Tenant shall, at the option of the transferee of said ownership, attorn to said transferee to the same extent as if said transferee were the initial Landlord hereunder.
ARTICLE 20.  Whenever under this Lease a provision is made for notice of any kind, it shall be deemed sufficient notice and service thereof if such notice to Tenant is in writing addressed to Tenant at the last known post office address of Tenant or at the premises or delivered by hand or posted on a conspicuous place at the premises if Tenant is absent or sent by certified mail with postage prepaid. Notice needs to be sent to but one Tenant where Tenant is more than one person. Any notice to Landlord shall be in writing and sent to the last known post office address of Landlord and sent by certified mail with postage prepaid. Notice shall be deemed given on the date it is actually received or on the date receipt is refused.
ARTICLE 21. Landlord shall not be liable to Tenant for any loss or damage that may be occasioned by or through the acts or omissions of other tenants in the Shopping Center, or for any loss or damage resulting to Tenant or his property from burst or leaking water, sprinkler or sewer pipes or from roof leaks. Tenant waives any right of subrogation against Landlord.
ARTICLE 22. Tenant has simultaneously with the execution of this Lease paid to Landlord the sum of $ (see Face Page) as a security deposit for the faithful performance by Tenant of Tenant's covenants hereunder, in the event that Tenant breaches any of the terms, covenants, and conditions of this Lease, then Landlord shall, at its option, use the security deposit, or any part thereof, to compensate Landlord for damages occasioned by Tenant's breach. In the event Landlord's damages exceed the amount of the security deposit, then Landlord shall apply the security deposit to Landlord's damages and Tenant shall pay Landlord any additional amounts due Landlord over and above the security deposit. Tenant shall immediately pay Landlord any deficiencies in Tenant's security deposit, caused by Landlord's use of Tenant's security monies. Landlord may co-mingle the security deposit with its other funds and no interest shall be paid on the security deposit. Landlord agrees that, in the event this lease is in good standing at the expiration of the term hereof, and the premises is delivered to Landlord in good condition, reasonable wear and tear excepted, free and clear of any and all debris, and in a "broom swept" condition, then Landlord will return the security deposit to Tenant within ten (10 days of receiving possession of the premises form Tenant. Any sale of the Shopping Center shall relieve Landlord of responsibility for return of the security deposit, and Tenant shall look solely to the purchaser of the Shopping Center for the return thereof. Tenant agrees that it shall not look to Landlord's first mortgagee or its assignee for the return of any security deposit.
                    Section 1. As security for it obligations hereunder, Tenant grants Landlord a lien on all property in the leased premises.
ARTICLE 23. Tenant shall look solely to Landlord's interest in the Shopping Center and in the Landlord's personal property sued in connection with the Shopping Center for the satisfaction of any judgment or decree requiring the payment of money bay Landlord based upon any default thereunder, and no other property or asset of Landlord shall be subject to levy, execution or other enforcement procedure for the satisfaction of such judgement or decree.
ARTICLE 24. It is contemplated that the premises will be ready for occupancy by Tenant on or prior to the commencement date of this Lease. However, in the event that Landlord is unable to deliver possession of the premises to Tenant on or before said date, then Landlord agrees to deliver possession of the premises to Tenant as soon as practicable thereafter, and the rental under this Lease will be abated proportionately and Tenant will be relieved of the liability for paying same during such time Tenant does not have possession. In no event shall Tenant have the right to terminate the Lease, or have any claim for damages (except for the abatement of rent as herein specified) on account of the failure of Landlord to deliver possession of the premises to the Tenant on or before said date.  Said premises is measured center wall to center wall, interior and exterior to exterior wall, front to back.
ARTICLE 25. Other than the repairs which shall be the obligation of Landlord as required pursuant to Article 5 hereof, Tenant shall, at its own cost and expense, take good care of and make necessary repairs and replacement structural and otherwise, to the interior of the premises, and the fixtures and equipment therein, including the exterior and interior windows, doors, locks and entrances, store fronts, signs, showcases, floor coverings, interior walls, columns and partitions, lighting fixtures, heating, ventilating and air conditioning equipment, and plumbing and sewage facilities. All parts of the premises shall be painted or otherwise decorated by Tenant periodically. Tenant agrees to keep and maintain in good condition the electrical equipment in the premises and keep in force a standard maintenance agreement with a company acceptable to landlord on all air conditioning equipment and provide a copy of said maintenance agreement to Landlord. Tenant also shall pay for and maintain a termite and pest extermination service for the premises. Tenant shall have the obligation to keep the exterior fronts, sidewalks and rear of the premises in a neat and orderly condition, and free from debris and rubbish at all times. Tenant's window cleaner must clean aluminum and use a drop cloth.
ARTICLE 26. It is agreed that by occupancy of the premises by Tenant, Tenant formally accepts the same and acknowledges that Landlord has complied with all requirements imposed upon it under the terms of this Lease. This lease sets forth all the promises, agreements, conditions and understandings between Landlord and Tenant relative to the premises, and there are no promises, agreements, conditions, or understandings, either oral or written, expressed or implied, between them, other than as herein set forth.  Except as herein otherwise provided, no subsequent alterations, amendments, changes or additions to this
Lease shall be binding upon Landlord or Tenant unless reduced to writing and signed by them.
ARTICLE 27. Tenant agrees to pay to the Landlord as Tenant's monthly contribution the sum of $ (see Face Page) for the cost of maintaining the parking area and common area of the Shopping Center. Said sum shall be paid monthly in advance, on the dates that payments of rent are due hereunder. The payment of the sum of money for maintaining the parking area shall be deemed the same as the payment of rent and all of the rights, privileges and recourses available to Landlord for the non-payment of rent shall be available for the nonpayment of the said sum or money. Landlord shall have the right at the end of each Calendar Year to adjust the maintenance contribution set forth in this paragraph against landlord's actual cost of maintaining the parking are and common are and facilities of the Shopping Center and Tenant shall be obligated to pay Tenant's pro rata share of such actual cost including the difference, if any, between the amount Tenant has previously paid to Landlord pursuant to this paragraph and such actual cost. Tenant's pro rata share shall amount to that proportion of the actual cost herein above described which the gross floor area of the premise bears to the gross area of all rentable space in the Shopping Center less contributions made by the major or anchor tenants towards operating costs; Landlord shall exclude the gross leasable areas of any building constructed on any outparcel(s) and the gross leasable area of any major or anchor tenants. For purposes of this paragraph, the charges included within the cost of maintaining the parking area and all common areas; parking lot and sidewalk sweeping and repairs, cleaning, gardening and landscaping, maintenance, restriping, sealing, painting and resurfacing; maintenance and repair of storm drainage system, including canals and retention areas; any association and property management fees; lighting facilities and facade maintenance; water, garbage, security systems and/or personnel and applicable payroll taxes, worker's compensation, benefits and legal fees; (if applicable and administrative charge equal to fifteen percent (15%) of the Tenant's monthly share of the Shopping Center operating cost. Any adjustment payments due hereunder shall be made within thirty (30) days after written demand from Landlord, accompanied by a computation of Tenant's pro rata share. Estimates paid monthly in advance.
ARTICLE 28. Tenant shall submit to Landlord an interior layout and fixture sketch which must be approved by Landlord in writing prior to the installation of fixtures by Tenant in the premises.  Landlord agrees that it will approve Tenant's interior layout and fixture sketch, provided the same is not detrimental in appearance to the other stores located in the Shopping Center. Any work performed by Tenant, or Tenant subcontractors, in the premises shall be performed strictly under the control and supervision of Landlord and/or
Landlord's general contractor.  Tenant shall not make any changes to said store space without Landlord's consent. Failure to obtain landlord's prior written approval or if Tenant makes any modification not agreed to in writing, it shall be construed as a gross and negligent default hereunder.
ARTICLE 29.  Tenant warrants and represents that, to Tenant's knowledge, there is no Real Estate Broker other than Investment Management Associates, Inc. involved in this Lease and that Tenant has had no dealings with any other Real Estate Broker or salesman in the negotiation of this Lease.
ARTICLE 30. During each month of the Lease term, Tenant shall pay, as Additional Rent to Landlord, the sum of $ (see Face Page) as a deposit towards Tenant's proportionate share of all costs incurred by Landlord for all real estate taxes and assessments both general and special imposed by federal, state, or local governmental authority or any other taxing authority having jurisdiction over the Shopping Center, against the land, buildings and all other Improvements within the Shopping Center which are the responsibility of Landlord hereunder (hereinafter referred to as the "Real Estate Tax Cost.") Tenant's proportionate share of the Real Estate Tax Cost shall by computed by multiplying the Real Estate Tax Cost (less the contributions made by the major or anchor Tenants towards Real Estate Tax Cost) by a fraction, the numerator of which shall be the gross leasable are of the premises and the denominator of which shall be the gross leasable area of the Shopping Center then constructed, excluding the gross leasable area of any building(s) constructed on any outparcel(s) and the gross leasable area of any major or anchor tenants.
          At the end of each calendar year, Landlord shall furnish
Tenant a statement setting for the actual Real Estate Tax Cost paid or payable by Landlord during the year. If the deposit paid by Tenant pursuant to this Article is less than Tenant's proportionate share of the actual Real Estate Tax Cost as calculated above, Tenant shall pay to Landlord the difference within thirty (30) days after notification by Landlord.  Landlord shall have the right to adjust the monthly deposit to be paid by Tenant for the next year to one twelfth (1/12)
of the amount of Tenant's actual proportionate share of Real Estate Tax Cost for the preceding year.
ARTICLE 31. Landlord agrees to pay all insurance premiums on the Shopping Center including but not limited to liability insurance;
public liability insurance, flood insurance, property damage and other insurances. Tenant agrees to pay to Landlord Tenant's pro rata share as hereinafter defined of the insurance premiums on the Shopping Center for each Calendar Year of the term of this Lease and any renewal thereof, including insurance cost for any partial lease years.
Tenant's pro rata share of the insurance premium shall amount to that proportion of the entire insurance premiums herein above described which the gross floor area of the premises bears to the gross floor are of all rentable space in the Shopping Center less contributions made by the major or anchor tenants toward operating costs. Landlord shall exclude the gross leasable area of any building constructed on any outparcel(s) and the gross leasable area of any major or anchor tenants.  Any adjustment payments due hereunder shall be made within thirty (30) days after written demand from Landlord accompanied by a computation of Tenant's pro rata share. Any payments due hereunder shall be deemed additional rent. Estimates paid monthly in advance.
ARTICLE 32. Section 1. The starting date of this Lease, and Tenant's obligation to pay rent hereunder; the Rent Commencement Date shall be as set forth in the Face Page. On all ensuing months, the rent shall be due on the first of each month.
                    Section 2. No Base Rent shall be due for the following period (the "Abatement Period"), collectively: (see Face Page, if applicable) Tenant shall pay all other Rent due for the Abatement Period under Article 27, 30 & 39 of this Lease. The entire Base Rent otherwise due and payable for the Abatement Months shall become immediately due and payable upon the occurrence of an event of any default by Tenant under this Lease. It is acknowledged by Tenant that Landlord furnished such free or abated rent in consideration of
Tenant's promise to faithfully make payment of rent and all other rental payments which accrue under this Lease.
                    Section 3. If Tenant is not ready for Landlord to proceed with any of the work set forth on Exhibit "B", if applicable, in accordance with Landlord's contractor's schedule for same, because of work that Tenant has done, is doing or intends to do in the premises, or if Landlord's contractor cannot proceed with such work due to the work that Tenant has done, is doing or intends to do in the premises, then, at Landlord's option, Landlord can waive any work to be provided Tenant as set forth on Exhibit "B", if applicable, and provide Tenant with a credit for same in lieu of such work, or Landlord's contractor can complete such work at a subsequent date, and any additional costs incurred thereby shall be borne by Tenant and reimbursed to Landlord upon demand. Any credit to be provided to Tenant shall be determined solely by Landlord's contractor based upon the Landlord's contractor's original cost estimate for such work. Tenant shall then have the obligation to complete Tenant's work as expeditiously as possible.
                    Section 4. Landlord must approve any contract entered into by Tenant for work in the premises prior to the commencement thereof, Tenant shall not have any authority to create any liens for labor or material on or against the Landlord's interest in the premises or the Shopping Center, and the existence of any lien of any nature shall be a breach of this Lease. All persons contracting with Tenant for the destruction or the removal of any building or for the erection, installation, alteration, or repair of any building or other improvements in, on, or to the premises, and all materialmen, contractors, subcontractors, subsubcontractors, mechanics, and laborers are hereby charged with notice that they must look solely and only to the Tenant's interests in the premises to ensure the payment of any bill for work done or material furnished during the rental period created by this Lease and, specifically, not to the Landlord or the Landlord's interest. Tenant agrees that it will include the language in this paragraph in any contract or agreement for any work done by Tenant in or on the premises by Tenant's contractor or any of its subcontractors, materialmen or other individuals or entities claiming through such contractor file.
                    Section 5. Any work done in the premises by Tenant must first be approved by Landlord in writing after submission of full working drawings. Tenant shall have the obligation to promptly transfer to bond any lien filed against the premises or any portion of the Shopping Center within twenty (20) days from the filing thereof. Tenant shall forthwith pay all liens of contractors, subcontractors, subsubcontractors, mechanics, laborers, and materialmen and all other items of like character and that Tenant does hereby indemnify, defend and hold harmless landlord against all legal costs and charges, bond premiums for release(s) of lien, including all attorney's fees and court costs of Landlord incurred in and about the prosecution or defense of any suit discharging the premises and alternatively, the Shopping Center or any part or portion thereof from any liens, charges, judgements, or encumbrances caused or suffered to be caused, directly or indirectly, by Tenant, and that all the costs and charges referred to above shall be considered as rent due and shall be included in any lien for rent. If store is an "existing store" then Exhibit "B" shall not be applicable. TENANT certifies that it has inspected the leased premises and accepts same in its existing condition. No work is required to be done by Landlord as a condition of this Lease, unless specifically stated herein.
ARTICLE 33. Upon receipt of written notice from landlord advising Tenant to the effect that Landlord intends to renovate, repair, or in any way modify or alter the front or facade of the building in which the premises are located, Tenant agrees that it will promptly remove its store sign during the course of such renovations, repairs, modifications or alterations. Tenant hereby waives and releases landlord from any and all claims for loss or interruption of business or any other damages relating to or arising from any work performed by landlord or its agents on or about the Shopping Center of which the premises is a part. Such work on the part of landlord shall include, but is not limited to, any repairs, improvements, or renovations made to the parking lot, common areas of the Shopping Center or interior portions of the premises which Tenant occupies. Tenant agrees to abide by landlord's rules and regulations for the Shopping Center, as such rules and regulations shall be complied by Landlord from time to time as set forth in Exhibit E. Tenant agrees that it will instruct its employees to park in the area designated by landlord as employees' parking area and that Tenant will not park or permit employees to park in any area of the Shopping Center other than that designated by
Landlord as employees' parking area.
ARTICLE 34. Tenant agrees at any time, within ten (10) days of Landlord's written request, to execute, acknowledge and deliver to landlord a written statement certifying that its lease is unmodified and in full force and effect (or, if there have been modifications, that the same is in full force and effect as modified and stating the modifications), and the dates to which the minimum rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this paragraph may be relied upon by any prospective purchaser or mortgagee of the Shopping Center.
                    Section 1.  Removed.
ARTICLE 35.  Tenant shall not use the premises for the handling, storage, transportation, or disposal of hazardous or toxic materials including asbestos or any other environmentally sensitive matter.
The term "Hazardous Substances," as used in this Lease, shall include, without limitation, flammable, explosives, radioactive materials, asbestos, polychlorinated biphenyls (PCBs), chemicals know to cause cancer or reproductive toxicity, pollutants, contaminants, hazardous wastes, toxic substances or related materials, petroleum and petroleum products, and substances declared to be hazardous or toxic under any law or regulation now or hereafter enacted or promulgated by any governmental authority.
                    Section 1. Tenant's Restriction shall not cause or permit to occur:
                   (a)Any violation of any federal, state or local law,
                      ordinance, or regulation now or hereafter enacted, related to environmental conditions on, under or about the premises or arising from Tenant's use or occupancy of the premises, including but not limited to soil and ground water conditions; or
                   (b)The use, generation, release, manufacture,
                      refining, production, processing, storage or
                      disposal of any Hazardous Substance without
                      Landlord's prior written consent, which consent
                      may be withdrawn, conditioned, or modified by Landlord in its sole and absolute discretion in order to insure compliance with all applicable laws (hereinafter defined), as such laws may be enacted or amended from time to time.
                    Section 2.  Environmental Clean-up
                    (a)Tenant shall, at Tenant's own expense, comply
                       with all laws regulating the use, generation, storage, transportation or disposal of Hazardous Substances (the "Law").
                    (b)Tenant shall, at Tenant's own expense, make all
                       submissions to, provide all information required by, and comply with all requirements of all governmental authorities (the "Authorities") under the Law.
                    (c)Should any Authority or any third party demand a
                       cleanup plan be prepared or undertaken because of any deposit, spill, discharge or other release of Hazardous Substances that occur during the term of this Lease, at or from the premises or which arises at any time from Tenant's use or occupancy of the premises, Tenant shall, at Tenant's own expense, prepare and submit the required plans an all related bonds and other financial assurances and Tenant shall carry out all such cleanup plans.
                    (d)Tenant shall promptly provide all information
                       regarding the use, generation, storage,
                       transportation or disposal of Hazardous
                       Substances requested by Landlord.  If Tenant
                       fails to fulfill any duty imposed under this
                       Article within thirty (30) days following its request, Landlord may proceed with such efforts and in such case. Tenant shall cooperate with Landlord in order to prepare all documents Landlord deems necessary or inappropriate to determine the applicability of the laws to the premises and Tenant's use thereof and for compliance therewith, and Tenant shall execute all documents promptly on Landlord's request and any expense incurred by Landlord shall be payable by Tenant as Additional Rent. No such action by Landlord and not attempt made by Landlord to mitigate damages under any law shall constitute a waiver of any of Tenant's obligations under this
                       Article.
                    (e)Tenant's obligations and liabilities under this
                       Article shall survive the expiration or other termination of this Lease.
                    Section 3. Tenant's Indemnity: Tenant shall indemnify, defend and hold harmless Landlord, it respective officer, directors, beneficiaries, shareholders, partners, agents, and employees from all fines, suits, procedures, claims and actions of every kind an all costs associated therewith including attorneys' and consultants' fees, arising out of or in any way connected with any deposit, spill, discharge or other release of Hazardous Substances that occur during the term of this Lease, at or from the premises, or which arises at any time from Tenant's use or occupancy of the premises or from Tenant's failure to provide all information, make all submissions and take all steps required by all Authorities under the law and all other environmental laws.
                    Section 4. Tenant's obligation and liabilities under this Article shall survive the expiration or other termination of this Lease.
ARTICLE 36. Time is of the essence with respect to the performance of each of Tenant's covenants of this Lease and the strict performance of each shall be a condition precedent to Tenant's rights to remain in possession of the premises or to have this Lease continue in effect.
ARTICLE 37. If Tenant is a corporation or a partnership, the person signing this Lease on behalf of such a corporation or partnership hereby warrants he has full authority from such corporation or partnership to sign this Lease and obligate the corporation or partnership hereunder.
ARTICLE 38.  Removed.
ARTICLE 39.  Removed.
ARTICLE 40. Face Page, Exhibits A thru J inclusive (unless otherwise noted hereafter) together with any other Addendums to this Lease
consisting of (   ) pages, with section number consecutively, are
attached hereto and made a part hereof by this reference. See Exhibit "A" Site Plan; Exhibit "C" Tenant's Work; Exhibit "D" Construction; Exhibit "E" Rules and Regulations; Exhibit "F" Signage Criteria;
Exhibit "H" Disclosure; Exhibit "I" (omitted); Exhibit "J" (omitted); Exhibit "K" Rider to Lease Option to Renew, if any.

SPACE IS BEING LEASED IN "AS IS" CONDITION.




WITNESS:                            TENANT:  Commercial Bank of Florida

_________________________________   ____________________________________
                                    BY:  Jack J. Partagas, President

_________________________________



WITNESS:                            LANDLORD:  Hallandale, Place, Ltd.

_________________________________   ____________________________________
                                    BY:  Hallandale Place, LLC,
                                         General Partner
_________________________________   BY:  Alan Goldstein, Partner





                             EXHIBIT "A"

                              SITE PLAN












                            EXHIBIT "C"

                  DESCRIPTION OF TENANT'S WORK

The following work is to be done by TENANT at TENANT'S sole expense:

1. COMPLETION OF DEMISED PREMISES: All work required to complete and place the DEMISED PREMISES in finished condition for opening for business, except only for the work specifically described in Exhibit "B" as LANDLORD'S work, is to be done by TENANT at TENANT'S sole expense: included in such work, but without limitation, are all subdivision walls, floor coverings, wall finishes, all office fixture work, all painting and decorating.
2. TENANT'S CONSTRUCTION:
a) Shall strictly comply with all applicable building codes, regulations, laws, ordinances and permitting laws for all construction.
b) Non-combustible materials must be used above ceiling.
c) Mezzanines not permitted unless approved by Landlord.
d) Plastered or dry walls, or their equivalent finish, required throughout the sales area. Any exposed studs in storeroom area will be finished with dry wall or its equivalent. Paint and decorate interior of DEMISED PREMISES.
e) Provide all partitions.
f) Provide all floor coverings.
g) Provide trash room within DEMISED PREMISES (if required).
h) Provide for any heating and air conditioning equipment, required by TENANT in addition to units supplied by LANDLORD, all wiring and duct work; designed by a professional engineer with seal. Space above ceiling may not be used as a return air plenum unless TENANT provides proper fireproofing. If space above ceiling is not used as a return air plenum, then heating ducts above ceiling shall be insulated. NO ROOF OR WALL PENETRATIONS WILL BE PERMITTED WITHOUT PRIOR WRITTEN APPROVAL OF LANDLORD. All such equipment to e in proper operation on day that TENANT opens the DEMISED PREMISES for business.
i) All cutting and patching of the roof area required for installation of air conditioning and ventilation systems, plumbing or utilities shall be paid by the TENANT. However, in all cases said work shall be performed by the LANDLORD'S roofing subcontractor.
j) Provide all utilities, plumbing, electric and telephone as well as other TENANT requirements under the floor slab and other areas within the store buildings and pay for hook-up charges and all additional connection fees or impact fees imposed by the Governing Authorities.
k) TENANT shall furnish information to LANDLORD'S architect for its requirements for lights and power, and its estimated load and shall provide a complete set of as-built plans and evidence of approval/ inspection by building and zoning inspectors with all necessary final approvals.
l) Provide hot water and drinking fountain, if any, with all necessary connections.
m) Provide fire extinguishers which may be required.
n) Provide all time clocks.
o) Provide all required exit lights/signs as well as emergency lights if required.
3. FIXTURING: TENANT shall furnish, install and connect trade fixtures as required by TENANT'S merchandising layout, which fixtures shall be new, unless otherwise approved in writing by LANDLORD.
4. SIGNS: Sign drawing must be submitted for the approval of LANDLORD and/or LANDLORD'S architect. Additional sign criteria on attached Exhibit 'F' Signage Criteria".
5. ACCESS TO DEMISED PREMISES: LANDLORD, LANDLORD'S agent or designee, an independent contractor, or an authorized utility company, as the case may be, shall have the right to run utility lines, pipes, conduits or duct work where necessary or desirable, through attic space, column space, or other parts of the DEMISED PREMISES, and to repair, alter, replace or remove the same, all in a manner which does not interfere unnecessarily with TENANT'S use of the DEMISED PREMISES.
6. LABOR DISPUTES: To the end that there shall be no labor dispute which would interfere with the construction, completion, or operation of the SHOPPING CENTER, or with any work being carried on therein, TENANT shall engage the services of only such contractors and subcontractors as will work in harmony with each other, those of LANDLORD, and any others then working in the SHOPPING CENTER.
7. INSURANCE: TENANT shall require its contractors to furnish LANDLORD or LANDLORD'S contractors evidence of adequate insurance coverage prior to TENANT'S contractor performing any work in the DEMISED PREMISES, and TENNAT agrees to indemnify and hold harmless LANDLORD and LANDLORD'S contractors from and against any claims, actions or damages resulting from acts of negligence of TENANT, its agents, employees, or contractors in performance of TEANT'S work.
8. TENANT'S EMPLOYEES AND CONTRACTORS: TENANT shall be limited to performing its work, including any office or storage for construction purposes, within the DEMISED PREMISES only. TENANT and TENANT'S contractors shall be responsible for daily removal from the SHOPPING CENTER of all trash, rubbish, and surplus materials resulting from construction, fixturing and merchandising of the DEMISED PREMISES.
9. TEMPORY UTILITIES: TENANT shall be responsible for temporary utility connections for its work, including payment of utility charges.
10.APPROVALS: Any approval or consent by LANDLORD or LANDLORD'S architect shall in no way obligate LANDLORD in any manner whatsoever in respect to the finished product, design and/or construction by TENANT. Any deficiency in design or construction, although the same had prior approval of LANDLORD, shall be solely the responsibility of TENANT.
11.HAZARDOUS SUBSTANCES: TENANT must familiarize itself with all restrictions, ordinances, laws, etc. relating to the use of any and all hazardous products during or after construction of the premises and insure, indemnify and otherwise hold harmless the LANDLORD, for any violations, including the clean up, if necessary, of any accidents, violations by the TENANT, the TENANT'S contractor or subcontractors.



                              EXHIBIT "D"

                             CONSTRUCTION

1. LANDLORD'S WORK:
LANDLORD shall, at its sold cost and expense, substantially perform LANDLORD's work with respect to the SHOPPING CENTER, the DEMISED PREMISES, and the building in which the DEMISED PREMISES is located in such manner as to comply with the requirement of Exhibit "B" (entitled:
"Description of Landlord's Work") if applicable. The proposed location of such building within the SHOPPING CENTER and the DEMISED PREMISES are shown on Exhibit "A" (entitled: "Site Plan"). Notwithstanding the foregoing, the location, type, shape, height and number of stories of such building and the nature and identity of the occupants of adjoining premises shall each be subject to such changes (whether ordinary or extraordinary, foreseen or unforeseen) as LANDLORD shall, at any time and from time to time, deem in its sole judgment to be desirable for the benefit of the SHOPPING CENTER. No such changes, or any of them, shall invalidate or affect this Lease. LANDLORD's work shall be conclusively deemed approved by TENANT in all respects except only for items of LANDLORD's work which does not substantially conform to Exhibit "B", if applicable, and as to which TENANT shall have given specific written notice to LANDLORD within thirty (30) days after TENANT receives the premises. If TENANT's work is delayed (or about to be delayed) because LANDLORD's work did not (or will not) proceed on schedule, TENANT shall within twenty-four (24) hours notify the Arbitrator in writing thereof, with a copy of such notice to LANDLORD. The Arbitrator will determine where the fault lies. If it is determined that LANDLORD's agents or contractor is at fault in causing the delay, then the time for the completion of TENANT's work will be extended pro rata accordingly. If any other disputed interpretation or difference between LANDLORD and TENANT arises out of any matter concerning LANDLORD's work, TENANT's work or anything contained in Exhibits "B", if applicable and "C" (the latter entitled: "Description of Tenant's Work") the same shall be submitted in writing to designated Shopping Center architect (hereinbefore and hereinafter in this Exhibit "D" referred to as the "Arbitrator") who shall determine the dispute or difference. The Arbitrator's determination or award shall be final and binding and conclusive upon both TENANT and LANDLORD. Any award or determination rendered in accordance with this provision shall be controlling and decisive of any question, matter of dispute thereafter arising under this Lease, if and to the extent that such question, matter or dispute thereafter arising involves the same issue(s). Each arbitration under this provision shall be governed by the laws of the State of Florida, and shall be held in Miami-Dade County, State of Florida, or at such other place as the Arbitrator may reasonably designate. The charge or cost of the arbitration, regardless of the award or determination, shall be borne equally by LANDLORD and TENANT.
2. TENANT'S WORK:
All work, other than that specifically agreed to in writing to be performed by LANDLORD shall be performed by TENANT, at TENANT's sole cost and expense, and in accordance with the plans and specifications hereinafter referred to in this Section, prepared by TENANT's architect in conformity with the description of TENANT's work in Exhibit "C". TENANT shall prepare and submit to LANDLORD for approval, within thirty
(30) days from the date of this Lease, three (3) complete sets of preliminary plans, drawings and specifications covering TENANT's work, prepared in conformity with the applicable provision of Exhibit "C".
If LANDLORD or LANDLORD's architect notifies TENANT of any objections to such plans, drawings, and specifications, TENANT shall make the necessary revisions to LANDLORD's reasonable satisfaction and promptly resubmit the same after such notice. LANDLORD's approval will be evidenced by endorsement to that effect on two (2) sets of the preliminary plans, drawings and specifications, one set to be retained by LANDLORD and one set by TENANT. Within thirty (30) days after LANDLORD's approval of the preliminary plans, drawings and specifications, TENANT shall deliver to LANDLORD three (3) complete sets of working plans, drawings and specifications, each set of which shall have been initialed by TENANT, thereby evidencing TENANT's approval thereof. LANDLORD shall notify TENANT of the manner, if any, in which said working plans, drawings and specifications as submitted to TENANT fail to conform with said preliminary plans, drawings and specifications and with the applicable provision of Exhibit "C".
TENANT shall revise or correct said working plans, drawings and specifications to LANDLORD's reasonable satisfaction and promptly submit such revisions or corrections to LANDLORD similarly initialed. LANDLORD's approval will be evidenced by endorsement to that effect on one set of the working drawings and specifications and the return of such signed set to TENANT.
3. COMMENCEMENT OF TENANT'S WORK:
TENANT shall obtain all necessary permits from the jurisdictional authority and forward a copy of all the permits to the LANDLORD prior to its commencement of work on the premises. TENANT shall expeditiously commence construction of TENANT's work and work diligently and continually at a time and in a manner which will not interfere with completion of LANDLORD's work and will perform and complete TENANT's work in compliance with such reasonable rules and regulations as LANDLORD's and its architect or contractor or contractors may make, provided that TENANT shall be commenced within thirty (30) days after the last of the following to occur ("TENANT CONSTRUCTION COMMENCEMENT DATE") (i) LANDLORD's approval of TENANT's working plans, drawings and specifications and (iii) LANDLORD's notice to TENANT that the DEMISED PREMISES will, within thirty (30) days after said notice, be substantially completed (except for finishing operations or items of work necessarily awaiting the performance of TENANT's work). TENANT's work shall be performed in accordance with the approved working plans, drawings and specifications and Exhibit "C" and shall be substantially completed within the number of days set forth on the Face Page for completion of TENANT's work; and TENANT shall open the DEMISED PREMISES for business as set forth herein. In the event that, for whatever reason, TENANT does not fully open the DEMISED PREMISES for the conduct of its business as set forth herein within (see Face Page) days after receiving possession of the DEMISED PREMISES from LANDLORD, as provided, LANDLORD, in addition to all other remedies given to it hereunder, shall have the option of terminating this Lease by giving TENANT written notice of such termination; and in such event, this Lease shall be terminated unless by the date of the giving of said written notice, TENANT shall have actually opened the DEMISED PREMISES for the conduct of its business.
4. CONSTRUCTION:
Time is of the essence with respect to the performance by TENANT of each of the provision concerning construction and the opening of the DEMISED PREMISES for business. If TENANT fails or omits to make timely submission to LANDLORD of its plans, drawings, or specifications or unreasonably delays in submitting or supplying information or in giving authorization or in performing or commencing to perform or completing TENANT's work or unreasonably delays or interferes with the performance of LANDLORD's WORK, LANDLORD, in addition to any other right or remedy it may have at law or in equity, may pursue any one or more of the following remedies: (a) Until TENANT, shall have commenced TENANT's work, LANDLORD may give TENANT at least ten (10) days written notice that if a specified failure, omission or delay is not cured by the date therein stated, this Lease shall be deemed canceled and terminated; and if such notice shall not be complied with, this Lease shall, on the date state in such notice, ipso facto, be canceled and terminated without prejudice to LANDLORD's rights hereunder; or (b) LANDLORD may, after written notice of intention to do so, at TENANT's cost and expense, including without limitation, all expenses for such overtime as LANDLORD's architect may deem necessary, proceed with the completion of any such plans, drawings, or specifications for TENANT's work as the case may be, and such performance by LANDLORD shall have the same effect hereunder as if the desired plans, drawings, specifications, information, approval ,a authorization work or other action by TENANT had been done as herein required; and LANDLORD may require TENANT to pay to LANDLORD, as additional rent hereunder, the full cost to LANLDORD of completing the DEMISED PREMISES in accordance with the terms of this Lease over and above what would have been such cost had there been no such failure, omission or delay; and, alternatively, (c) LANDLORD may give written notice of TENANT (notwithstanding that such a notice is not required hereunder) that the Lease term will be deemed to have commenced on the date to be therein specified when the same would have commenced if TENANT had made timely submission or supply of plans, drawings, specifications, estimates or other information or approval of any thereof, and on and after the date so specified, LANDLORD shall be entitled to be paid on the terms as agreed the MINIMUM ANNUAL RENT and any other rents and charges which are payable under this Lease by TENANT during the Lease Term. In exercising any of the foregoing remedies set forth in (a), (b), or (c), LANDLORD shall be entitled to retain and have recourse to any, if any, bond, escrow deposit, advance rent or DEPOSIT previously deposited by TENANT under this Lease.
5. OBLIGATIONS BEFORE LEASE TERM COMMENCES:
TENANT shall perform promptly all of its obligation under this Lease, including, without limitation, its obligation to pay charges for temporary water, heating, cooling and lighting pursuant to Exhibit "C" from the data upon which the DEMISED PREMISES are made available to TENANT for its work (or from the date when TENANT commenced to perform its said work, if earlier), until the actual commencement of the Lease term in the same manner as though the Lease term began when the DEMISED PREMISES were so made available to TENANT or when TENANT commenced performing its said work, if earlier.
6. COMPLETION OF TENANT'S WORK:
Upon completion of TENANT's work and prior to TENANT opening its office for business, TENANT shall (a) deliver to LANDLORD an affidavit by TENANT stating that TENANT's work has been substantially completed in accordance with Exhibit "C", which shall include a detailed breakdown of TENANT's final and total construction costs, together with receipted invoices showing payment thereof, and TENANT must deliver a final Release of Lien from TENANT's general contractor, together with an affidavit from the general contractor that all bills for labor and materials furnished to the DEMISED PREMISES have been paid, in lieu of a detailed breakdown of TENANT's total and final construction costs, together with receipted invoices, and which affidavit shall also state the names and addresses of all those in privity with such general contractor and it is understood that any deliberately false statement by TENANT therein shall constitute a breach of this Lease, and (b) deliver to LANDLORD the affidavit of the general contractor or general contractors performing TENANT's work, stating that TENANT's work has been substantially completed in accordance with Exhibit "C", that all subcontractors, subsubcontractors, laborers and materialmen supplying labor materials for TENANT's work has been substantially completed in accordance with Exhibit "C", that all subcontractors, subsubcontractors, laborers and materialmen supplying labor or materials for TENANT's works have been paid in full and that all liens therefore that have been or might be filed have been discharged of record or waived, and that no security interests relating thereto are outstanding, and (c) deliver to LANDLORD written certifications and approvals with respect to TENANT's work and its right to use and occupy the DEMISED PREMISES that may be required for any government authority, LANDLORD's mortgages, and any Board of Fire Underwriters or similar body, and (d) furnish to LANDLORD the insurance required by this Lease.
7. OWNERSHIP OF IMPROVEMENTS:
Without limiting any other similar provision(s) contained elsewhere in the Lease, all installations, additions, betterments or improvements in or upon the DEMISED PREMISES made by either party, including, without limitation, all pipes, ducts, conduits, wiring, paneling, partitions, railings, mezzanine floors, galleries and the like shall become the property of LANDLORD at the time the improvements are made, and shall remain upon and surrendered with the DEMISED PREMISES as a part thereof at the expiration or sooner termination.
8. ACCEPTANCE OF PREMISES:
If store is an "existing store" then Exhibit "B" shall not be applicable. TENANT certifies that it has inspected the leased premises and accepts same in its existing condition. No work is required to be done by Landlord as a condition of this Lease. Tenant accepts the premises in their "as-is" condition and Landlord has no obligation to improve, repair, restore, or alter the premises. Tenant acknowledges that neither Landlord nor any agent of Landlord has made any representation or warranty, except as otherwise expressly provided in this Lease, with respect to the building (including the premises).
This includes, without limitation, any representation or warranty with respect to the suitability or fitness of the building or any portion for the conduct of Tenant's business, or compliance of the premises or any other portion of the building with the Americans with Disabilities Act of 1990, 42 USCA 12101-12213, as amended from time to time (the "ADA").



                          STORE EXHIBIT "E"

                       RULES AND R EGULATIONS


TENANT agrees as follows:

1) All deliveries or shipments of any kind to and from the DEMISED PREMISES, including loading and unloading of goods shall be made only by way of the rear of the DEMISED PREMISES (if any) or at any other location designated by LANDLORD, and only at such times designated for such purposes by LANDLORD and further, that all deliveries of fixtures shall be unloaded in accordance with any jurisdictional rights of any interested labor unions as determined by LANDLORD.
2) Garbage and refuse shall be kept in the kind of container specified by LANDLORD and shall be placed at the location designated by LANDLORD, for collection at the times specified by LANDLORD. TENANT to pay the cost of removal unless LANDLORD, at LANDLORD's option, shall choose to develop "common" dumpster location and place the garbage collection within the common area maintenance (CAM) provision.
3) No radio, television, phonograph or similar devices, or aerial attached hereto (inside or outside) shall be installed without first obtaining in each instance LANDLORD's consent in writing, and, if such consent be given, no such device shall be used in a manner so as to be heard or seen outside of the DEMISED PREMISES.
4) TENANT shall operate its air-conditioning units in the DEMISED PREMISES during the hours that TENANT's store is open for business, and shall replace all A/C filters according to commercially recommended intervals.
5) The outside areas immediately adjoining the DEMISED PREMISES shall be kept clean and free of TENANT's dirt and rubbish, and TENANT shall not place, suffer or permit any obstructions or merchandise in such areas.
6) TENANT shall not use the public or common areas in the Shopping
Center for any business purposes.
7) TENANT and its employees shall park their cars only in those portions of the parking area designated for that purpose by LANDLORD. Said cars shall be subject to towing, at TENANT's expense. No commercial vehicles shall be parked in the front of the SHOPPING CENTER nor any personal cars or trucks with display and signs whatsoever. If TENANT's principals or employees violate this provision, TENANT shall pay LANDLORD $10.00 per day per car in each such instance.
8) Plumbing facilities shall not be used for any other purpose than that for which they are constructed, and no foreign or hazardous substances of any kind shall be thrown therein. All mechanical apparatus shall be free of vibration and noise which may be transmitted beyond the confines of the DEMISED PREMISES.
9) TENANT shall provide, at TENANT's cost and expense, a pest extermination to the premises at such intervals as LANDLORD may require.
10)TENANT shall not burn trash or garbage in or about the DEMISED PREMISES or the SHOPPING CENTER. Nor permit any foul or objectionable odors to permeate from the DEMISED PREMISES. Should the odors be caused by the ongoing business of Tenant, then Tenant shall be required to immediately "seal" its premises according to Landlord's specifications and at Lessee's sole cost and expense make any alterations, modifications, or improvements necessary to alleviate said disturbance. Failure to cure the above odors shall constitute an immediate default under this Lease.
11)TENANT shall place, suffer or permit displays, decorations or shopping carts on the sidewalks or hallways in front of the DEMISED PREMISES or on or upon any of the common areas of the SHOPPING CENTER.
12)TENANT shall not distribute any handbills or other advertising matter in the common areas of the SHOPPING CENTER including, without limitation, hallways, sidewalks, pedestrian walkways, or parking areas and lots.
13)TENANT shall not place or have installed any pay telephones, video games, newspaper stands, etc. on or about their premises or common areas of the SHOPPING CENTER, or operate any vending machines, pinball machines, or electronic games or similar devices within the DEMISED PREMISES.
14)In addition to Article 25 in the base lease whereas Tenant is obligated to maintain an annual contract with a fully-licensed air conditioning repair firm, said firm shall:
    a)Regularly service the air conditioning unit(s) on the Leased Premises on a quarterly basis, changing belts, filters and other parts as required.
    b)Perform emergency and extraordinary repairs on the air conditioning unit(s);c. Keep a detailed record of all services performed on the Leased Premises and prepare a yearly service report to be furnished to the TENANT at the end of each calendar year.

Not later than thirty (30) days prior to the date of commencement of the term of this Lease and annually thereafter. Tenant shall furnish to Landlord a copy of the air conditioning maintenance contract described above, and proof that the annual premium for the maintenance contract has been paid. Nothing stated herein above shall limit Tenant's obligation to maintain the air conditioning unit(s) IN GOOD CONDITION AND REPAIR THROUGHOUT THE TERM OF THIS LEASE.
15) TENANT's window washers must use drop cloths and must wipe aluminum after cleaning.
16) TENANT shall not place any "T signs", sandwich signs, banner, or other signs in or around the common areas adjoining sidewalks or easements surrounding the DEMISED PREMISES and SHOPPING CENTER. Should Tenant do so, Landlord shall charge Tenant a fee of $100.00 per violation, per occurrence, for the removal of same.
17) Landlord shall have the same remedies for TENANT's failure to pay such fines, costs or charges as set forth in these rules and regulations as Landlord has for Tenant's failure to pay the rent as stated in this Lease. Repeated violations of any of the above provisions shall be grounds for termination of this leasehold.
18) Landlord may amend or add new rules and regulations for the use and care of the DEMISED PREMISES, the building of which said premises are a part, and the common areas and the facilities. Tenant agrees to comply with all such rules and regulations which shall apply uniformly to all tenants. Failure to comply with the above rules and regulations shall constitute a default of this Lease and all such default provisions shall apply.
19) TENANT shall not permit the accumulation of any refuse, including shipping boxes, on the exterior of TENANT's premises, front or rear, but shall properly break said boxes down and place immediately in dumpsters.




                              EXHIBIT "F"

                           SIGNAGE CRITERIA


All signs shall be designed, constructed and located in accordance with the following design criteria and shall be subject to the prior approval of the LANDLORD. This sign criteria has been established for the purpose of assuring a uniform tenant signage program. Conformance will be strictly enforced and any non-conforming signs will be disapproved. TENANT must have signs installed on the center fascia, the under canopy or upon its door (whichever is applicable) within forty-five (45) days of Lease execution.

1) TENANT shall submit or cause to be submitted to the LANDLORD for approval before fabrication two prints of detailed professional shop drawings indicating the location, side, layout, design and color the proposed sign(s), including all lettering and/or graphics, and including the exact relation to the store front fascia including the entire to 'scale' elevation of the building which the sign is to be located. All signs must be centered in all directions.
2) All permits for sign(s) and their installation shall be obtained by the TENANT or its representative from the city in which business is located, and a copy forwarded to LANDLORD.
3) All signs shall be constructed and installed at TENANT's expense, including removal of all existing signs and shall be maintained in good repair at all time. Said sign shall conform to the criteria established by LANDLORD and LANDLORD's sole discretion.
4) TENANT shall be responsible for the fulfillment of all requirements of this criteria, and shall submit samples of sign materials if requested by the LANDLORD.
5) All fascia signs shall be single letters, individually illuminated internally, channel letters with metal sides and plastic faces. No box type signs will be permitted. Letters shall be installed on aluminum raceway and raceway will be finished to match building fascia on which sign is to be installed. Raceway must be sealed with a silicone sealer to prevent water seepage through box onto the building fascia.
6) No exposed lamps or tubing will be permitted.
7) All wiring will be concealed in raceway.
8) Returns of letters to be bronze durodonic, or another color as specified by Landlord.
9) Faces of letters to be 1/8" plexiglass with 1" trim cap.
10)Logos will be reviewed on an individual basis and are subject to the LANDLORD's approval.
11)Electrical service to all signs shall be on TENANT's meter.
12)Painted lettering will not be permitted.
13)All exterior signs must be single Helvetica letters of 4" minimum depth with individual internal illumination.
14)Maximum height of each letter: Store front 10'-25' shall be 18" high; Store front 30'-40' shall be 24" high; minimum height of each letter shall be 12" high. Larger signs may be allowed with Landlord's prior written consent.
15)Maximum width of the sign is not to exceed 80% of the width of the store front.
16)Major Tenant signage: size and location will be at the complete discretion and approval of the LANDLORD.
17)All signs, bolts, fastenings and clips shall be stainless steel, or aluminum. No black iron material of any type will be permitted.
18)* All penetrations of the building structure required for sign installation shall be neatly sealed in a watertight manner. Any damage resulting from installation including secondary water damages shall be TENANT's responsibility. Repairs will be performed by TENANT's subcontractors under direction of LANDLORD. All costs shall be paid for by TENANT.
19)No labels will be permitted on the exposed surface of signs except those required by local ordinance which shall be applied in an inconspicuous location.
20)* Sign contractor shall repair and/or replace any damage to work of others caused by this work.
21)* TENANT shall be fully responsible for work performed by TENANT's sign contractor.
22)All sign contractors and installers must be licensed, insured, and certified.
23)All tenants are required to order and install under canopy signs to LANDLORD's specification and through LANDLORD's sign contractor, or at LANDLORD's sole option, pay LANDLORD a fee of $250.00 at Lease signing and LANDLORD shall order and have installed the under canopy sign for TENANT, or LANDLORD at LANDLORD's option may order said sign and reduce said security deposit by same. Tenant shall then be required to replenish said security deposit with a like sum or the Lease shall be in default. Said sign should cost approximately $250.00.
24)All rear door signs must match LANDLORD's pre-approved white decal lettering no larger than 4" and no more than two lines of print.


All work and contractors utilized by Tenant must be approved by LANDLORD. Commencement of work may not begin without written notification to LANDLORD of the intent to begin work. All exposed surfaces, especially the awnings (if applicable), must be completely covered/protected with plastic or equivalent method, on a temporary basis. All plastic will be removed from canopy on a daily basis as soon as work is completed.

SHOPPING CENTER:  Hallandale Place Shopping Center
                 ---------------------------------
SIGNAGE COLOR:   _________________________________





                               EXHIBIT "H"

                               DISCLOSURE

1. AGENCY DISCLOSURE

INVESTMENT MANAGEMENT ASSOCIATES, INC. (name of licensee, license status, brokerage co.) is by this document giving notice to Commercial Bank of Florida (TENANT) that he/she/it is the agent and representative of the Hallandale Place, Ltd. (LANDLORD).


_____________________________________
Landlord:  Hallandale Place, Ltd.
By:  Hallandale Place, LLC, General Partner
By:  Alan Goldstein, Partner





_____________________________________
Tenant:  Commercial Bank of Florida
By:  Jack Partagas, President




_____________________________________
Licensee/Leasing Agent:  Ronald J. Tencer




_____________________________________
Broker:  Investment Management Associates, Inc.
Daniel Baumgard, CEO


2. RADON GAS:

Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risk to persons who are exposed to it over time. Levels of radon that exceed federal and state guidelines have been found in buildings in Florida. Additional information regarding radon and radon testing may be obtained from your county public health unit, pursuant to 404.056(8), Florida Statutes.


3. COMPENSATION:

The Tenant acknowledges that Investment Management Associates, Inc. (Leasing Agent) is being paid by the Landlord pursuant to Rule
2-13.003(2), Florida Administrative Codes.

                                  ___________________________________
                                  TENANT:  Commercial Bank of Florida
                                  BY:  Jack J. Partagas, President



                              EXHIBIT K (a)

                             RIDER TO LEASE
                             OPTION TO RENEW

This is an addendum to and part of the Lease dated January 25, 2002, between Hallandale Place, Ltd. (as "Landlord") and Commercial Bank of Florida (as "Tenant") and is stated as follows:

Provided that Tenant has been in good standing and has not been in default of any of the terms and/or conditions of this Lease during the initial term of this Lease, then the Tenant shall have the option to be exercised, by written notice only, to Landlord, at least six (6) months prior to the expiration of the original term of this Lease, to renew this Lease for an additional Five (5) years term. All the terms and conditions provided for in the original Lease and all addendums, extensions and assignments thereto shall remain in full force and effect; excluding any free rental period and/or one time start up provision afforded Tenant by Landlord. Failure of Tenant to exercise their rights to option, within the above time period allowed, shall deem the option right null and void; there are no oral renewals. Time is of the essence. Notwithstanding the foregoing, the initial monthly base rent payable during this option period shall be:

          		Equal to the then asking retail price per square foot for similar space in said Shopping center, but not less than Tenant's then current rental payment.

          		Yearly increases shall be:
          		[X] CPI (Floor: 4% per year)    (Cap: 6% per year)

For the purpose of this option period, there shall be Five (5)
"adjustment months" during the renewal period, which shall be in the month of February yearly.

Should Tenant be allowed to assign said Lease or if there has been a change of use during the original term of this Lease, this option shall be deemed null and void.

There shall be no further right of renewal.


WITNESS:                             LANDLORD:
                                     Hallandale Place, Ltd.

                                     BY:  Hallandale Place, LLC,
                                     General Partner


______________________________       _________________________________
                                     BY:  Alan Goldstein, Partner

______________________________       _________________________________
                                     Date


                                     TENANT:  Commercial Bank of Florida
______________________________       _________________________________
                                     BY:  Jack J. Partagas, President

______________________________       _________________________________
                                     Date






                            Exhibit 21.1


Subsidiaries of Commercial Bankshares, Inc.

Commercial Bank of Florida, a Florida chartered banking corporation (100%)



                            Exhibit 23.1


Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 33-96606) of Commercial Bankshares, Inc. of our report dated January 16, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP
Miami, Florida
March 12, 2002


























	Page 1   Letter to Shareholders


	Page 2   Summary Consolidated Financial Information


	Page 4   Management's Discussion and Analysis


	Page 17  Report of Independent Certified Public Accountants

______________________________________________________________________

	Corporate Profile
______________________________________________________________________

Commercial Bankshares, Inc. is a bank holding company whose subsidiary, Commercial Bank of Florida, operates fourteen branches in two of Florida's fastest growing counties: Miami-Dade and Broward. Since its inception in 1988, the Company has grown to $569 million in assets through acquisitions and internal growth. Lead by seasoned South Florida bankers, the Company is committed to extending its personalized "hometown" banking services to other communities in the South Florida area.
_______________________________________________________________________



	Page 18  Consolidated Financial Statements


	Page 22  Notes to Consolidated Financial Statements


	Page 36  Directors and Officers of the Company and Subsidiary Bank


	Page 37  Subsidiary Bank Locations








To Our Shareholders

It gives me great pleasure to present you with the Company's results For 2001. This year was especially unpredictable, yet the Company's strength and stability resulted in an outstanding year of performance. To highlight the achievements during 2001, your Company reported record earnings, continued to expand the loan portfolio, increased dividends, grew asset and deposit size steadily and improved the value of the franchise.

Net income rose to a record $7.02 million, an 11% increase over 2000 earnings of $6.31 million. Diluted earnings per share were $1.89 for 2001, as compared to $1.68 for 2000. Return on average assets closed the year at 1.28% and return on average equity was 14.61%. These results show that we are meeting and exceeding our goals and expectations for the Company's financial success.

Earnings for the fourth quarter of 2001 were $1.82 million, a 10% increase over earnings for the same period in 2000 of $1.65 million. Diluted earnings per share were $0.49 for the fourth quarter of 2001, as compared to $0.45 for the same period in 2000.

The loan portfolio continued to show growth, closing the year at $346 million, a 21% increase over the 2000 net loan closing balance of $286 million. We have increased the loan portfolio as a percentage of total deposits steadily to end the year with a 76% loan-to-deposit ratio. The allowance for loan losses closed the year at $4.64 million, or 1.32% of total loans. Non-performing assets were 0.15% of total assets.

The Company's cash dividends declared during 2001 rose to a record $.82 per share, an 11% increase over 2000 cash dividends declared of $.74 per share. The Company's strong earnings and solid capital position support the increased dividends to our shareholders.

Internal deposit growth was solid, with total deposits and repurchase agreements reaching $516 million at December 31, 2001. This is a 9% increase from the prior year closing balance of $474 million. Total assets also increased 9% to close the year at $569 million, as compared to $523 million one year ago. We have grown steadily and will remain focused on continuing this positive trend.

All of the financial factors have improved the value of our franchise, but the intangible factor that drives the worth of this Company is our people and our service. The relationship that we have with our customers is a vital factor to our current success and to our growth in the future. We remain committed to the South Florida communities that we serve.

In closing, the Board of Directors and I would like to extend best wishes to each of you, our shareholders. It is your support that has allowed us to reach this level of growth, financial position and shareholder value. We look forward to guiding your Company to continued success as we face a new year and the challenges of today's marketplace. As always, I sincerely welcome your calls and letters.


Joseph W. Armaly
Chairman of the Board and
Chief Executive Officer





Selected Five Year Data
(In Thousands, Except Per Share Data)
                             As of or For the Years Ended December 31,
                        ------------------------------------------------
                           2001      2000      1999      1998      1997
                           ----      ----      ----      ----      ----
Income Statement Data:
  Interest income       $ 37,262  $ 35,502  $ 30,210  $ 28,140  $ 25,451
  Interest expense        16,366    16,113    11,947    11,478    10,105
  Net interest income     20,896    19,389    18,263    16,662    15,346
  Provision for loan losses  875       435       930       230       170
  Net interest income
    After provision for
    loan losses           20,021    18,954    17,333    16,432    15,176
  Non-interest income      3,495     2,828     3,621     2,668     2,641
  Non-interest expense    13,667    12,751    13,413    12,207    11,319
  Income before
    income taxes           9,849     9,031     7,541     6,893     6,498
  Income tax expense       2,832     2,716     2,085     2,033     1,975
  Net income            $  7,017  $  6,315  $  5,456  $  4,860  $  4,523


Per Share Data:
  Basic earnings
    per share           $   1.95  $   1.72  $   1.42  $   1.25  $   1.17
  Diluted earnings
    per share           $   1.89  $   1.68  $   1.37  $   1.21  $   1.14
  Book value at year end$  13.89  $  12.52  $  11.10  $  11.57  $  10.81
  Cash dividends
    declared per
    common share        $   0.82  $   0.74  $   0.59  $   0.46  $   0.29


Balance Sheet Data:
  Cash and cash
    equivalents         $ 68,200  $ 35,015  $ 39,085  $ 35,233  $ 27,561
  Investment securities
    available for sale   111,138   143,487   125,236   119,072    95,054
  Investment securities
    held to maturity      24,664    37,215    43,392    57,430    83,012
  Loans, net             346,251   285,641   244,016   199,277   170,175
  Total assets           568,928   522,524   475,170   432,345   395,973
  Deposits               462,506   422,923   388,447   350,415   319,844
  Borrowed funds          53,436    51,166    40,794    33,978    31,285
  Stockholders' equity    50,125    45,055    42,781    44,737    41,929




















Selected Financial Ratios
                              As of or For the Years Ended December 31,
                              -----------------------------------------
                                 2001    2000    1999    1998    1997
                                 ----    ----    ----    ----    ----
Return on average assets         1.28%   1.28%   1.20%   1.16%   1.20%

Return on average equity        14.61%  15.43%  12.35%  11.14%  11.54%

Net yield on average
  interest-earning assets (1)    4.28%   4.48%   4.61%   4.56%   4.72%

Allowance for loan losses
  to total loans                 1.32%   1.31%   1.32%   1.20%   1.30%

Allowance for loan losses as a
  percentage of non-accrual loans 557%    n/a     375%    459%   2182%

Asset quality ratio (non-performing
  loans and other real estate owned
  to total assets)               0.15%      0%   0.18%   0.12%   0.03%

Average interest-earning assets
  to Average interest-bearing
  liabilities                     126%    125%    127%    128%    126%

Non-interest expense to average
  total assets                   2.49%   2.59%   2.94%   2.92%   3.01%

Net interest income to
  non-interest expense 	          153%    152%    136%    137%    136%

Risk-based capital ratios:
     Tier I capital             12.03%  12.82%  14.88%  16.19%  18.14%

     Total capital              13.54%  14.30%  16.34%  17.70%  19.20%

     Leverage ratio (2)          8.24%   8.17%   9.23%   9.52%   9.70%

     Equity to total assets      8.81%   8.62%   9.00%  10.35%  10.59%


(1) Represents net interest income on a fully tax-equivalent basis as a percentage of average interest-earning assets.
(2) The leverage ratio is defined as the ratio of Tier I capital to total assets.








Corporate and Earnings Overview

Commercial Bankshares, Inc. (the Company), a Florida corporation organized in 1988, is a bank holding company whose wholly owned subsidiary and principal asset is the Commercial Bank of Florida (the
Bank). The Company, through its ownership of the Bank, is engaged in a commercial banking business. Its primary source of earnings is derived from income generated by its ownership and operation of the Bank. The Bank is a Florida chartered banking corporation with fourteen branch locations throughout Miami-Dade and Broward counties in South Florida. The Bank primarily focuses on providing personalized banking services to businesses and individuals within the market areas where its banking offices are located.

The Company reported net income of $7.02 million, an 11% increase over 2000 net income of $6.31 million. Net income for 1999 was $5.46 million. The increase in 2001 net income is due to increases in net interest income of $1.5 million, an increase in security gains of $348,000, and an increase in non-interest fee income of $319,000, partially offset by an increase in the provision for loan losses of $440,000, an increase in non-interest expense of $916,000, and an increase to the provision for income taxes of $116,000. Basic and diluted earnings per common share were $1.95 and $1.89, respectively, in 2001, compared to $1.72 and $1.68, respectively, in 2000. Basic and diluted weighted average shares outstanding were 3.61 million and 3.72 million, respectively, in 2001, and 3.67 million and 3.75 million, respectively, in 2000. Weighted average shares exclude treasury stock, which totaled 352,571 shares and 346,905 shares at December 31, 2001 and 2000, respectively.

Return on average assets and return on average equity were 1.28% and 14.61%, respectively, for 2001, and 1.28% and 15.43%, respectively, for 2000. Average assets increased $57 million, or 12%, in 2001. Book value per common share increased 11% to $13.89 at December 31, 2001 from $12.52 at December 31, 2000, due to current year profits and other comprehensive income. Capital ratios continued to exceed all regulatory requirements, with a leverage ratio of 8.24% in 2001, as compared to 8.17% in 2000. Dividends declared per common share increased 11% to $.82 in 2001, from $.74 in 2000.


                           EARNINGS ANALYSIS

Net Interest Income

Net interest income is the single most significant component of the Company's earnings. Net interest income is comprised of interest income and loan-related fees, less interest expense. Net interest income is affected by numerous factors, including the level, pricing, mix and maturity of earning assets and interest-bearing liabilities, as well as interest rate fluctuations. For purposes of this discussion, net interest income has been adjusted to a fully tax-equivalent basis, which restates tax-exempt income to an amount that would yield the same after-tax income had the income been subject to income taxes.

Net interest income for 2001 was $22.0 million, an increase of 8% over 2000 net interest income of $20.3 million. In 2000, net interest income grew 6% from $19.2 million in 1999. The increase in net interest income in 2001 is attributable to an increase in average earning assets of $59 million. The net interest margin was 4.28% in 2001, as compared to 4.48% in 2000 and 4.61% in 1999. The decrease of 20 basis points in 2001 is attributable to the interest rate environment and market competition during 2001. The rapid drop in the prime rate and treasury rates during the year resulted in loan repricings and lower interest income.
Repricing of deposits was initially slower due to a competitive market environment in 2001.




The following table presents the Company's average balances, interest earned or paid and average interest rates earned or paid for each of the years ended December 31, 2001, 2000 and 1999.


                  AVERAGE BALANCES AND INTEREST RATES
                         (Dollars in Thousands)

          2001                     2000                    1999
----------------------   ----------------------  ----------------------
        Interest    	         Interest                Interest
Average  Income/  Avg    Average  Income/  Avg   Average  Income/  Avg
Balance  Expense  Rate   Balance  Expense  Rate  Balance  Expense  Rate

Interest-earning assets:
Loans (1)
$327,771 $26,976  8.23% $266,266 $23,463  8.81% $224,957 $18,809  8.36%

Investments, taxable
 104,165   6,620  6.36%  129,025   8,828  6.84%  133,111   8,374  6.29%

Investments, non-taxable (2)
  51,980   3,713  7.15%   44,612   3,278  7.35%   42,756   3,206  7.50%

Federal funds
  28,858   1,011  3.50%   13,386     852  6.36%   15,588     769  4.93%
-------- -------  ----- -------- -------  ----- -------- -------  -----
  Total interest-earning assets
 512,774  38,320  7.47%  453,289  36,421  8.03%  416,412  31,158  7.48%
-------- -------  ----- -------- -------  ----- -------- -------  -----

Non-interest-earning assets:
Cash and due from banks
  21,734                  20,405                  20,100

Other assets
  14,399                  18,432                  18,997
--------                --------                --------
  Total non-interest-earning assets
  36,133                  38,837                  39,097
--------                --------                --------
    Total assets
$548,907                $492,126                $455,509
========                ========                ========

Interest-bearing liabilities:
Interest-bearing checking
$ 60,558     564  0.93% $ 56,888     596  1.05%   57,704     608  1.05%

Money market
  46,221   1,396  3.02%   41,774   1,396  3.34%   43,422   1,265  2.91%

Savings
  23,345     408  1.75%   22,936     445  1.94%   22,798     375  1.64%

Time
 223,348  12,075  5.41%  194,253  11,041  5.68%  161,427   7,876  4.88%

Borrowed funds
  52,234   1,923  3.68%   45,429   2,635  5.80%   41,358   1,823  4.41%
-------- -------  ----- -------- -------  ----- -------- -------  -----
  Total interest-bearing liabilities
 405,706  16,366  4.03%  361,280  16,113  4.46%  326,709  11,947  3.66%
-------- -------  ----- -------- -------  ----- -------- -------  -----

Non-interest-bearing liabilities:
Non-interest-bearing deposits
  91,533                  86,545                  81,136

Other liabilities
   3,653                  3,376                    3,500
--------               --------                 --------
  Total non-interest-bearing liabilities
  95,186                 89,921                   84,636
--------               --------                 --------
Stockholders' equity
  48,015                 40,925                   44,164
--------               --------                 --------
    Total liabilities & stockholders' equity
$548,907               $492,126                 $455,509
========               ========                 ========
Net interest income and net yield on
average earning assets (3)
          21,954  4.28%           20,308  4.48%           19,211  4.61%

Less tax-equivalent adjustment included above
          (1,058)                   (919)                   (948)
         -------                 -------                 -------
Net interest income
         $20,896                 $19,389                 $18,263
         =======                 =======                 =======

(1) For purposes of this analysis, non-accruing loans were included in the computation of average balances.
(2) On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.
(3) The net yield on average earning assets is net interest income divided by average interest-earning assets.




The net yield is affected by changes in the mix, volume and interest rates of the various categories of interest-earning assets and interest-bearing liabilities. The following table presents the effect of changes in average balance and rate on interest income, interest expense and net interest income for the periods indicated.

                RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                   (ON A FULLY TAXABLE EQUIVALENT BASIS)
                               (In Thousands)

                            2001 Compared to 2000  2000 Compared to 1999
                            ---------------------  ---------------------
                            Volume   Rate  Change   Volume  Rate  Change
                            ------   ----  ------   ------  ----  ------
Interest earned on:
Loans (1)                   $5,421 ($1,908)$3,513   $3,454 $1,200 $4,654

Investments, taxable        (1,701)   (507)(2,208)    (257)   711    454

Investments, non-taxable (2)   540    (105)   435      139    (67)    72

Federal funds                  985    (826)   159     (109)   192     83
                            ------  ------ ------   ------ ------ ------
   Total interest income     5,245  (3,346) 1,899    3,227  2,036  5,263
                            ------  ------ ------   ------ ------ ------

Interest paid on:
Interest bearing checking       38     (70)   (32)      (9)    (3)   (12)

Money market                   149    (149)     -      (48)   179    131

Savings                          8     (45)   (37)       2     68     70

Time                         1,654    (620) 1,034    1,602  1,563  3,165

Borrowed funds                 395  (1,107)  (712)     179    633    812
                            ------  ------ ------   ------ ------ ------
   Total interest expense    2,244  (1,991)   253    1,726  2,440  4,166
                            ------  ------ ------   ------ ------ ------

Change in net
  interest income           $3,001 ($1,355)$1,646   $1,501($  404)$1,097
                            ======  ====== ======   ====== ====== ======

(1) For the purposes of this analysis, non-accruing loans were included in the computation of average balances.
(2) On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.



Non-interest Income

Non-interest income for 2001 was $3.50 million, compared to $2.83 million in 2000 and $3.62 million in 1999. These figures include non-recurring gains (losses) on sales of securities of $240,000, ($108,000) and $763,000 for 2001, 2000 and 1999, respectively, and gains on sales of fixed assets of $1,000, $8,000 and $220,000 for 2001, 2000 and 1999,
respectively. The fluctuation in recurring non-interest income includes an increase in service charges on deposit accounts of $276,000.


Non-interest Expense

Non-interest expense for 2001 was $13.7 million compared to $12.8 million in 2000 and $13.4 million in 1999. The 7% increase during 2001 is attributable to increased staff, data processing, occupancy and professional expense. Staff expense increased $781,000, or 10%, due to an increase in full-time equivalent employees from 182 in 2000 to 187 in 2001, regular salary increases and higher medical insurance premiums.
Data processing expense increased $121,000, or 13%, due to an increase in the number of accounts processed and due to a full year of higher rates based on a new contract signed in April, 2000. Occupancy expense increased $65,000, or 5%, due to rent increases at three branches and higher real estate taxes. Professional fee expense increased $57,000, or 25%, due to legal issues relating to non-accrual loans. These increases were partially offset by a decrease in furniture and equipment expense of $107,000, or 13%, and a decrease in advertising expense of $105,000, or 84%. Furniture and equipment decreased due to certain assets reaching full depreciation during the year. Advertising expense decreased due to the completion of a radio campaign in 2000.

The following table summarizes the various categories of non-interest expense for the years ended December 31, 2001, 2000 and 1999.


                         NON-INTEREST EXPENSE
                           (In Thousands)

                                      2001       2000       1999
                                      ----       ----       ----
   Salaries and employee benefits   $ 8,353    $ 7,572    $ 7,722
   Occupancy                          1,260      1,195      1,242
   Data processing                    1,019        898        968
   Furniture and equipment              737        844        983
   Professional fees                    284        227        337
   Stationery and supplies              268        260        267
   Insurance                            265        219        206
   Telephone                            231        235        210
   Administrative service charges       230        187        167
   Amortization of goodwill             163        199        179
   Security                             159        136        114
   Armored carrier and courier          113        111        108
   State fees and assessments            98         89         82
   FDIC insurance                        78         77        131
   Postage                               59         62         64
   Dues and subscriptions                58         56         58
   Donations                             51         39         76
   Advertising                           20        125        154
   Intangible tax                         -          -        180
   Other expenses                       221        220        165
                                    -------    -------    -------
     Total non-interest expense     $13,667    $12,751    $13,413
                                    =======    =======    =======


Taxes

For the years ended December 31, 2001, 2000 and 1999, the Company recorded an income tax expense of approximately $2.83 million, $2.72 million and $2.09 million, respectively. Accordingly, the Company's effective tax rates were 30%, 30% and 28% for 2001, 2000 and 1999, respectively. The determination of effective rates reflects items which are not reported for income tax purposes, primarily tax-exempt interest income and the amortization of goodwill.



                       FINANCIAL CONDITION ANALYSIS

Investment Securities

The Company's investment securities portfolio of $136 million at December 31, 2001, consisted of securities available for sale of $111 million, which are carried at fair value, and securities held to maturity of $25 million, which are carried at amortized cost. This compares to investment securities of $180 million at December 31, 2000, which consisted of securities available for sale of $143 million, and securities held to maturity of $37 million. The decrease of $45 million in the investment portfolio is due to the increase in loans in excess of deposit growth and due to management's decision to hold higher federal funds balances in the short term. The ratio of available for sale investments to total investments increased to 82% in 2001 from 79% in 2000, as the Company chose to classify new securities as available for sale in order to increase its ability to manage the portfolio to meet Asset/Liability and interest rate sensitivity goals.

The portfolio of securities available for sale at December 31, 2001 had a net unrealized gain of $2.7 million, net of taxes, as compared to a net unrealized gain of $1.7 million, net of taxes, at December 31, 2000.




The following table presents the Company's investment portfolio as of December 31, 2001, 2000 and 1999.

                      INVESTMENT PORTFOLIO SCHEDULE
                             (In Thousands)

                                             At December 31,
                                   ---------------------------------
                                      2001        2000        1999
                                      ----        ----        ----
Investment securities available for sale (at fair value):
   U.S. Government Agencies        $ 70,652     $109,846    $ 99,130
   Municipal Obligations             35,641       29,091      21,736
   Other                              4,845        4,550       4,370
      Total investment securities  --------     --------    --------
      available for sale           $111,138     $143,487    $125,236
                                   ========     ========    ========

Investment securities held to maturity (at amortized cost):
   U.S. Government Agencies        $  9,308     $ 17,000    $ 20,877
   Municipal Obligations             15,356       20,215      22,265
   Other                                  -            -         250

      Total investment securities  --------     --------    --------
      held to maturity             $ 24,664     $ 37,215    $ 43,392
                                   ========     ========    ========

   Mortgage-backed securities, included in U.S.
      Government Agencies          $ 61,276     $ 66,428    $ 57,316
                                    ========     ========    ========



The maturities and weighted average yields of investment securities, excluding corporate stock, as of December 31, 2001 and 2000, are set forth below. The weighted average interest yields are calculated by dividing the sum of the individual security yield weights by the total book value of the securities.


               INVESTMENT SECURITIES MATURITIES & YIELDS
                        (Dollars in Thousands)


                       At December 31, 2001, Maturing
        ------------------------------------------------------------
            1 Year       1 Year to       5 Years to         After
           or Less        5 Years         10 Years        10 Years
        Amount Yield    Amount Yield    Amount Yield    Amount Yield
        ------ -----    ------ -----    ------ -----    ------ -----
Maturity Distributions Available for Sale (1)
U.S. Government Agencies
        $    -     -   $ 7,762  5.41%  $13,314  5.85%  $49,576  6.46%
Municipal Obligations (2)
             -     -     1,386  8.55     6,954  6.59%   27,301  6.86%
        ------          ------         -------         -------
        $    -          $9,148         $20,268         $76,877
        ======          ======         =======         =======

Maturity Distributions Held to Maturity
U.S. Government Agencies
        $    -     -    $  306  5.26%  $ 2,740  6.28%  $ 6,261  6.17%
Municipal Obligations (2)
             -     -    10,139  8.32%    5,218  8.23%        -     -
        ------          ------         -------         -------
        $    -         $10,445         $ 7,958         $ 6,261
        ======          ======         =======         =======

                       At December 31, 2000, Maturing
            1 Year       1 Year to       5 Years to         After
           or Less	  5 Years         10 Years        10 Years
        Amount Yield    Amount Yield    Amount Yield    Amount Yield
        ------ -----    ------ -----    ------ -----    ------ -----
Maturity Distributions Available for sale (1)
U.S. Government Agencies
        $    -     -   $ 8,219  6.52%  $57,848  6.79%  $43,779  6.78%
Municipal Obligations (2)
             -     -         -     -     3,164  6.50%   25,927  6.83%
        ------          ------         -------         -------
        $    -         $ 8,219         $61,012         $69,706
        ======          ======         =======         =======

Maturity Distributions Held to Maturity
U.S. Government Agencies
        $  318  6.08%  $   622 5.40%   $     -     -   $16,060  7.05%
Municipal Obligations (2)
           825  8.59%    9,267 8.37%    10,123  8.34%        -     -
        ------          ------         -------         -------
        $1,143         $ 9,889         $10,123         $16,060
        ======          ======         =======         =======


(1) As investment securities available for sale are to be held for indefinite periods of time and are not intended to be held to maturity, contractual maturity may differ from actual disposal.
(2) On a fully tax-equivalent basis using a 34% federal income tax rate, reduced by the non-deductible portion of interest expense.





Loans

At December 31, 2001, the balance of the loan portfolio was $352 million, an increase of 21% over the December 31, 2000 loan balance of $290 million. Average net loans were $323 million in 2001, compared to $262 million in 2000. Planned loan growth resulted in a loan-to-deposit ratio of 76% at December 31, 2001. Asset quality continues to be solid, with $834,000 in non-performing assets at December 31, 2001. Loans are made to businesses and individuals in the local market area. The composition of the portfolio is presented in the following table:


                        LOAN PORTFOLIO ANALYSIS
                         (Dollars in Thousands)

                             December 31,
  ----------------------------------------------------------------------
       2001           2000         1999          1998          1997
  -------------  ------------- ------------- ------------- -------------
   Amount   %     Amount   %    Amount   %    Amount   %    Amount   %
   ------  ---    ------  ---   ------  ---   ------  ---   ------  ---
Commercial & financial
 $ 52,376       $ 49,635      $ 46,147      $ 34,415      $ 30,454
          14.9%          17.1%         18.6%         17.0%         17.7%

Real estate mortgages (1)
  267,230        210,861       176,500       148,564       124,892
          76.0%          72.7%         71.3%         73.6%         72.3%

Installment and other loans
   32,002         29,440        24,989        18,984        17,302
           9.1%          10.2%         10.1%          9.4%         10.0%
  ------- -----  ------- ----- ------- ----- ------- ----- ------- -----
   Total loans
  351,608        289,936       247,636       201,963       172,648
         100.00%        100.00%       100.00%       100.00%       100.00%
         =======        =======       =======       =======       =======

Less:
   Allowance for loan losses
   (4,642)        (3,806)      (3,279)       (2,430)       (2,247)
   Deferred loan fees
     (715)          (489)        (341)         (256)         (226)
 --------       --------     --------      --------      --------
      Total loans, net
 $346,251       $285,641     $244,016      $199,277      $170,175
 ========       ========     ========      ========      ========


(1) Real estate mortgages consist primarily of commercial real estate loans.


The following tables present the maturities of loans (excluding installment loans) outstanding at December 31, 2001, 2000 and 1999, and an analysis of sensitivities of loans due after one year.


                                       LOAN MATURITY SCHEDULE
                                           (In Thousands)

                                       Due After
                               Due in      1 Year      Due
                               1 Year    But Before   After
                               or Less    5 Years    5 Years    Total
                               -------    -------    -------    -----
At December 31, 2001
  Commercial and financial    $ 35,251   $ 15,105   $  2,020  $ 52,376
  Real estate mortgage          21,632     79,406    166,192   267,230

At December 31, 2000
  Commercial and financial    $ 32,401   $ 14,832   $  2,402  $ 49,635
  Real estate mortgage          12,733     74,569    123,559   210,861

At December 31, 1999
  Commercial and financial    $ 22,816   $ 19,025   $  4,306  $ 46,147
  Real estate mortgage           5,358     55,187    115,955   176,500




                                      LOANS DUE AFTER ONE YEAR
                                           (In Thousands)
                                            December 31,

                                  2001          2000          1999
Type of Interest Rate:            ----          ----          ----
  Fixed                        $ 40,866      $ 46,778      $ 42,849
  Floating                      221,857       168,584       151,624
                               --------      --------      --------
    Total                      $262,723      $215,362      $194,473
                               ========      ========      ========




Allowance for Loan Losses

The balance in the allowance for loan losses at December 31, 2001, was $4.64 million, or 1.32% of total loans. This is an increase of $830,000 from the December 31, 2000 allowance balance of $3.81 million, or 1.31% of total loans. The increase in the allowance is the result of charges to the provision for loan losses during 2001 of $875,000, less net charge-offs of $39,000. The charge to the provision for 2000 was $435,000 and net recoveries were $92,000. The allowance was increased in order to maintain a level deemed sufficient to absorb losses in the loan portfolio. The Company reviews the allowance on a monthly basis and determines its adequacy from analysis of estimates of the risks associated with specific loans and the loan portfolio, present economic conditions and peer comparisons.

Non-performing assets were $834,000 at December 31, 2001, compared to $0 at December 31, 2000. Total non-performing assets to total assets were ..15% and 0% at December 31, 2001 and 2000, respectively. With regard to classified loans, management is not aware of any trends or uncertainties which are expected to have a material impact on future operating results, liquidity, capital resources, or of any information which would cause serious doubt as to the ability of such borrowers to repay. Although management uses the best information available to make determinations with respect to the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Company's non-performing loans. There were no properties held in other real estate owned at December 31, 2001 or 2000.


The following table presents an analysis of the Company's allowance for loan losses for the last five years.

                   ALLOWANCE FOR LOAN LOSSES ANALYSIS
                         (Dollars in Thousands)

                                        At December 31,
                         2001      2000      1999      1998      1997
                         ----      ----      ----      ----      ----
Average net loans
outstanding during
the period             $323,118  $262,358  $222,326  $180,815  $146,188
                       ========  ========  ========  ========  ========
Total net loans
at period end          $346,251  $285,641  $244,016  $199,277  $170,175
                       ========  ========  ========  ========  ========

Beginning balance
of allowance for
loans losses           $  3,806  $  3,279  $  2,430  $  2,247  $  2,049
                       --------  --------  --------  --------  --------
Loans charged-off:
  Commercial and financial   67         -         7         5        69
  Real estate mortgage        -         -         -        84         -
  Installment and other      15        22       133        28        43
                       --------  --------  --------  --------  --------
    Total loans charged-off  82        22       140       117       112
                       --------  --------  --------  --------  --------

Recoveries of loans previously charged-off:
  Commercial and financial   28        25        37        53       126
  Real estate mortgage        -         -         -         5         5
  Installment and other      15        89        22        12         9
                       --------  --------  --------  --------  --------
    Total recoveries         43       114        59        70       140
                       --------  --------  --------  --------  --------
    Net loans charged-off
     (recovered)             39       (92)       81        47       (28)
                       --------  --------  --------  --------  --------
Provision for loan losses   875       435       930       230       170
                       --------  --------  --------  --------  --------
    Balance at
    period end         $  4,642  $  3,806  $  3,279  $  2,430  $  2,247
                       ========  ========  ========  ========  ========
Net charge-offs (recoveries)
during the year to average
net loans                 0.01%    (0.04%)    0.04%     0.03%    (0.02%)
                       ========  ========  ========  ========  ========

Allowance as a percentage
of non-performing loans    557%       n/a      375%      459%     2182%
                       ========  ========  ========  ========  ========







The following table presents a summary of the Company's non-performing assets for the last five years.

                          NON-PERFORMING ASSETS
                          (Dollars in Thousands)

                                               At December 31,

                                  2001    2000    1999    1998    1997
                                  ----    ----    ----    ----    ----
Non-accrual loans:
  Commercial and financial        $823    $  -    $  -    $529    $  -
  Real estate mortgage               -       -     874       -     103
  Installment and other             11       -       -       -       -
                                  ----    ----    ----    ----    ----
Total non-accrual loans            834       -     874     529     103
                                  ----    ----    ----    ----    ----
Total non-performing loans         834       -     874     529     103
Other real estate owned              -       -       -       -       -
                                  ----    ----    ----    ----    ----
  Total non-performing assets     $834    $  -    $874    $529    $103
                                  ====    ====    ====    ====    ====

Total non-performing assets
  To total assets                 .15%      0%    .18%    .12%    .03%
                                  ====    ====    ====    ====    ====




The following table presents the breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. During 2001, in conjunction with the implementation of the Federal Financial Institutions Examination Council's "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions", and the Securities and Exchange Commission's SAB No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues", the Company reviewed and revised its policies and procedures regarding the methodology used to calculate its allowance for loan losses. The revised documentation resulted in a change in the allocation of the allowance to the various loan categories, thus reducing the unallocated allowance in comparison to previous years. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The allowance represents a reserve for probable losses existing in the loan portfolio.



                 ALLOWANCES FOR LOAN LOSSES BY CATEGORY
                         (Dollars in Thousands)


                                     At December 31,

        2001         2000          1999          1998          1997
   ------------- ------------ ------------- ------------- -------------
          % of         % of          % of          % of          % of
        Loans in     Loans in      Loans in      Loans in      Loans in
        Category     Category      Category      Category      Category
           to           to            to            to            to
          Total        Total         Total         Total         Total
   Amount Loans  Amount Loans  Amount Loans  Amount Loans  Amount Loans
   ------ -----  ------ -----  ------ -----  ------ -----  ------ -----
Commercial & financial
   $1,088  14.9% $  83  17.1% $   93  18.6% $  140  17.0% $  401  17.7%
Real estate mortgages (1)
    2,763  76.0%   262  72.7%    280  71.3%    357  73.6%    259  72.3%
Installment & other loans
      714   9.1%    92  10.2%     29  10.1%     20   9.4%     47  10.0%
Unallocated
       77     -  3,369     -   2,877     -   1,913     -   1,540     -
   ------  ---- ------  ----  ------  ----  ------  ----  ------  ----
    Total allowance for loan loss
   $4,642       $3,806        $3,279        $2,430        $2,247
   ======       ======        ======        ======        ======
         100.00%      100.00%       100.00%       100.00%       100.00%
         =======      =======       =======       =======       =======


(1) Real estate mortgages consist primarily of commercial real estate mortgage loans.



Deposits

The Company's deposit base is its primary funding source. Management believes that substantially all of the Company's depositors are residents in its primary market area. The Company does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on the business of the Company.

Average total deposits increased $43 million, or 11%, to $445 million in 2001, while average borrowed funds (repurchase agreements) increased by $6.8 million, or 15%, to $52 million. The largest increase by category of average deposits was certificates of deposit, which grew $29 million, or 15%. Average demand deposits grew $5.0 million, or 6%. Deposit growth was internally generated during 2001 at the Company's fourteen branches in Miami-Dade and Broward counties.



The following table presents the average balances and average weighted rates for the Company's categories of deposits for the years ended December 31, 2001, 2000 and 1999.

             AVERAGE DEPOSIT BALANCES & WEIGHTED AVERAGE RATES
                         (Dollars in Thousands)

                         Years Ended December 31,
 -----------------------------------------------------------------------
          2001                     2000                    1999
 ----------------------   ----------------------  ----------------------
                  % of                     % of                   % of
 Average Average Total    Average Average Total   Average Average Total
 Balance  Rate Deposits   Balance  Rate Deposits  Balance  Rate Deposits
 -------  ---- --------   -------  ---- --------  -------  ---- --------

Demand
 $ 91,533    -    20.6%  $ 86,545    -    21.5%   $ 81,136    -    22.1%
Interest-bearing checking
   60,558 0.93%   13.6%    56,888 1.05%   14.1%     57,704 1.05%   15.7%
Money market
   46,221 3.02%   10.4%    41,774 3.34%   10.4%     43,422 2.91%   11.9%
Savings
   23,345 1.75%    5.2%    22,936 1.94%    5.7%     22,798 1.64%    6.2%
Time
  223,348 5.41%   50.2%   194,253 5.68%   48.3%    161,427 4.88%   44.1%
 --------       -------  --------       -------   --------       -------
  Total
 $445,005 3.25% 100.00%  $402,396 3.35% 100.00%   $366,487 2.76% 100.00%
 ======== ===== =======  ======== ===== =======   ======== ===== =======

The following table presents the maturity of certificates of deposit over $100,000 as of December 31, 2001:

                           MATURITY SCHEDULE
                  CERTIFICATES OF DEPOSIT >$100,000
                         (Dollars in Thousands)


                                  Balance              Percent
                                  -------              -------
      Less than 3 months          $26,793                27.8%
      3 to 6 months                23,803                24.7%
      6 to 12 months               37,983                39.5%
      More than 12 months           7,736                 8.0%
                                  -------              -------
        Total                     $96,315              100.00%
                                  =======              =======


Short Term Borrowings

The following table presents a summary of the Company's short term borrowings at December 31, 2001, 2000 and 1999:


                          SHORT-TERM BORROWINGS
                          (Dollars in Thousands)
                                         Years Ended December 31,
                                         2001      2000      1999
                                         ----      ----      ----
     Securities sold under agreements
          to repurchase at year-end    $53,436   $51,166   $40,794

     Weighted average rate of securities
          sold under agreements to repurchase
          at year-end                    1.72%     6.00%     4.89%

     Average amount of securities sold
          under agreements to repurchase
          during the fiscal year       $52,234   $45,429   $41,358

     Weighted average rate of securities
          sold under agreements to repurchase
          during the year                3.68%     5.80%     4.41%

     Maximum amount of securities sold
          under agreements to repurchase
          at any month-end during the
          fiscal year                  $62,534   $52,319   $45,908



Capital

Shareholders' equity increased $5.0 million in 2001 to $50.1 million. Shareholders' equity was increased by $7.0 million from net income, by $177,000 from the issuance of common stock resulting from the exercise of options and by $966,000, net of tax, from other comprehensive income relating to unrealized holding gains on available-for-sale securities. Shareholders' equity was reduced by $3.0 million for dividends declared on common stock and $132,000 for the purchase of treasury stock. For the year ended December 31, 2001, the return on average equity was 14.61%, compared to 15.43% for the year ended December 31, 2000.

At year-end 2001 and 2000, there were 3,962,440 (including 352,571 shares of treasury stock) and 3,946,303 (including 346,905 shares of treasury stock) shares of common stock outstanding, respectively. There were 191 shareholders of record as of December 31, 2001, and the Company believes that it has approximately 600 additional beneficial shareholders.

During 2001, the Company declared cash dividends of $0.82 per common share, an 11% increase over 2000 cash dividends of $0.74 per common share. Cash dividends declared totaled $3.0 million and $2.7 million in 2001 and 2000, respectively. Dividends declared but not paid amounted to $758,000 and $720,000 in 2001 and 2000, respectively.

The Company's common stock trades on the NASDAQ Stock Market under the symbol CLBK. High, low and closing prices for the years ended December 31, 2001 and 2000, by quarter, are as follows:


                                    COMMON STOCK PRICES

                            2001                            2000
                  ------------------------       ------------------------
                   High      Low     Close        High      Low     Close
                   ----      ---     -----        ----      ---     -----
First quarter     $19.13   $17.00   $19.00       $22.00   $16.63   $17.25
Second quarter     22.00    18.50    22.00        18.75    17.50    17.75
Third quarter      24.30    20.35    21.50        18.63    17.00    17.25
Fourth quarter     25.10    19.55    24.01        18.00    16.75    17.00



Continued growth and profitability of the Company are dependent upon maintenance of adequate levels of capital. The capital adequacy of the Company is determined based on the level of capital as well as asset quality, liquidity and earnings history. At December 31, 2001, the Company and the Bank were rated "well capitalized" by their regulatory agency. It is management's goal to maintain its "well capitalized" category for regulatory capital.

Regulatory capital guidelines divide capital into two tiers. Tier 1 capital consists of shareholders' equity less goodwill plus the unrealized gain/loss on available-for-sale securities. Tier 2 capital consists of Tier 1 capital plus the allowance for loan losses and 45% of unrealized gain on available-for-sale equity securities. In addition to Tier 1 and Tier 2 capital ratio requirements, regulatory capital guidelines set forth certain leverage capital requirements. This ratio is computed by dividing Tier 1 capital by unadjusted total assets. The Company's leverage ratio at December 31, 2001, was 8.24%, compared to 8.17% at year-end 2000, and compared to the regulatory guideline of 5% for "well capitalized" institutions.





The following table presents the regulatory capital levels and ratios of the Company at December 31, 2001, 2000 and 1999.

                           REGULATORY CAPITAL

                                              December 31,
                                    ------------------------------
                                         (Dollars in Thousands)
                                       2001       2000       1999
                                       ----       ----       ----
Tier I Capital:
  Stockholders' equity less
    intangible assets (1)           $ 47,185   $ 42,919   $ 44,022
Tier II Capital:
  Allowance for loan loss              4,642      3,806      3,279
  45% of unrealized gain on available
    for sale equity securities         1,266      1,132      1,051
                                    --------   --------   --------
    Total Capital                   $ 53,093   $ 47,857   $ 48,352
                                    ========   ========   ========
Risk-adjusted assets                $392,185   $334,653   $295,949
                                    ========   ========   ========
Risk-based capital ratios (2)
  Tier 1 Capital                      12.03%     12.82%     14.88%
  Total Capital                       13.54%     14.30%     16.34%
  Leverage Ratio                       8.24%      8.17%      9.23%

(1) Adjusted for the unrealized holding gain/loss on securities available for sale and goodwill. The Company's principal source of capital is generated through earnings and issuance of stock.
(2) The regulatory minimum risk-based ratios are: Tier I Capital 4%; Total Capital 8%. The regulatory minimum Leverage Ratio is 3%.



Liquidity

The objective of liquidity management is to maintain cash flow requirements to meet immediate and ongoing future needs for loan demand, deposit withdrawals, maturing liabilities, and expenses. In evaluating actual and anticipated needs, management seeks to obtain funds at the most economical cost. Management believes that the level of liquidity is sufficient to meet future funding requirements.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $85 million, and Federal Funds purchased lines available at correspondent banks amounting to $12 million.

The Bank's primary use of funds is to originate loans and purchase investment securities. In 2001, 2000 and 1999, the net change in loans was an increase of $61.5 million, $42.1 million and $45.4 million, respectively, and the Bank purchased $45.1 million, $28.7 million and $51.6 million of investment securities. Funding for the above came primarily from increases in deposits of $39.6 million, $34.5 million and $38.0 million in 2001, 2000 and 1999, respectively, and increases in securities sold under agreements to repurchase of $2.3 million in 2001, $10.4 million in 2000 and $6.8 million in 1999, and in proceeds from maturities and sales of investment securities of $91.7 million, $22.0 million and $52.7 million in 2001, 2000 and 1999, respectively.


Asset/Liability Management and Interest Rate Risk

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management's efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Bank's Asset/Liability Management Committee oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at December 31, 2001:


                   INTEREST RATE SENSITIVITY ANALYSIS
                          (Dollars in Thousands)


                                       Term to Repricing

                                                     Over 1 Year
                           90 Days  91-181  182-365   & Non-rate
                           or Less   Days     Days    Sensitive   Total
                           -------  ------  -------  -----------  -----
Interest-earning assets:
  Federal funds sold     $ 46,780 $      -  $      -  $      -  $ 46,780
  Investment securities     3,902    5,242     8,765   115,053   132,962
    Gross loans (excluding
    non-accrual)           96,343   26,884    62,903   164,644   350,774
                         -------- --------  --------  --------  --------
    Total interest-
    earning assets       $147,025 $ 32,126  $ 71,668  $279,697  $530,516
                         ======== ========  ========  ========  ========

Interest-bearing liabilities:
  Interest-bearing
    checking             $      - $      -  $      -  $ 65,630  $ 65,630
  Money-market                  -   12,990    12,990    25,978    51,958
  Savings                       -        -         -    24,896    24,896
  Time                     69,678   61,620    73,158    21,113   225,569
  Borrowed funds           55,804        -         -         -    55,804
                         -------- --------  --------  --------  --------
    Total interest-bearing
    liabilities          $125,482 $ 74,610  $ 86,148  $137,617  $423,857
                         ======== ========  ========  ========  ========
Interest sensitivity gap $ 21,543($ 42,484)($ 14,480) $142,080  $106,659
                         ======== ========  ========  ========  ========
Cumulative gap           $ 21,543($ 20,941)($ 35,421) $106,659
                         ======== ========  ========  ========
Cumulative ratio of interest-earnings
   assets to interest-bearing
   liabilities               117%      90%       88%      125%

Cumulative gap as a percentage
  of total interest-earning
  assets                     4.1%   (3.9)%    (6.7)%     20.1%


     Management assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings have been allocated to the "over 1 year" category, and money market, 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of future interest rate changes on net income. As of December 31, 2001, the Bank's simulation analysis projects an increase to net interest income of 5.11%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.07%. These projected levels are within the Company's policy limits.


Critical Accounting Policies

The Company's financial condition and results of operations are sensitive to accounting measurements and estimates of matters that are inherently uncertain. When applying accounting policies in areas that are subjective in nature, management must use its best judgment to arrive at the carrying value of certain assets. The most critical accounting policy applied by the Company is that related to the valuation of the loan portfolio.

A variety of estimates impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the amount and amortization of loan fees and deferred origination costs.

The allowance for loan losses is management's most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of the Bank's regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in the interest rate environment, which may impact a borrower's ability to pay, legislation impacting the banking industry and economic conditions specific to South Florida. Because the calculation of the allowance for loan losses relies on management's estimates and judgments relating to inherently uncertain events, results may differ from management's estimates.

The allowance for loan losses is also discussed on page 10 of the Annual Report and in Note 3 to the consolidated financial statements. The Company's significant accounting policies are discussed in Note 1 to the consolidated financial statements.


Fourth Quarter Results

Net income for the fourth quarter, 2001 was $1.82 million, a 10% increase over fourth quarter 2000 net income of $1.65 million. Diluted Earnings Per Share increased to $.49 per common share in the fourth quarter 2001 as compared to $0.45 per common share in the fourth quarter of 2000. Fourth quarter 2001 earnings represent a 1.28% annualized return on assets and a 14.36% annualized return on average equity. Tax-equivalent net interest income for the fourth quarter of 2001 was $5.81 million, a 13% increase over fourth quarter 2000 net interest income of $5.14 million. The fourth quarter 2001 tax-equivalent net interest yield was 4.37%, a 10 basis point increase from the fourth quarter 2000 yield of 4.27%.

The provision for loan losses was $450,000 for the fourth quarter of 2001, as compared to $195,000 for the same period in 2000. The fourth quarter charge to the provision increased the allowance for loan losses to $4.64 million, or 1.32% of total loans, a level the Company has deemed to be sufficient to absorb losses in the portfolio. The Company reviews the allowance on a monthly basis and determines its adequacy from analysis of estimates of the risks associated with specific loans and the loan portfolio, present economic conditions and peer comparisons.


Forward-Looking Statements

This Annual Report to Stockholders (in particular, the sections entitled "To Our Shareholders" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the discussion of business) may contain forward-looking statements (within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's expectations and beliefs concerning future events. The actual results of the Company could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties, including, without limitation, the Company's effective and timely initiation and development of new client relationships, the maintenance of existing client relationships and programs, the recruitment and retention of qualified personnel, changes in competition, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in governmental rules and regulations applicable to the Company and other risks in the Company's filings with the Securities and Exchange Commission. The Company cautions that its discussion of these matters is further qualified, as these risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.




Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Commercial Bankshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Commercial Bankshares, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







Miami, Florida
January 16, 2002









                        COMMERCIAL BANKSHARES, INC.
                               AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                         December 31, 2001 and 2000
                 (Dollars in Thousands, Except Share Data)

                                                      2001        2000
Assets:
    Cash and due from banks                        $ 21,420    $ 20,478
    Federal funds sold                               46,780      14,537
                                                   --------    --------
       Total cash and cash equivalents               68,200      35,015

    Investment securities available for sale,
        at fair value (cost of $107,126 in 2001
        and $141,031 in 2000)                       111,138     143,487
    Investment securities held to maturity,
        at cost (aggregate fair value of $25,332
        in 2001 and $37,958 in 2000)                 24,664      37,215
    Loans, net                                      346,251     285,641
    Premises and equipment, net                      12,554      12,913
    Accrued interest receivable                       2,790       4,001
    Goodwill, net                                       253         416
    Other assets                                      3,078       3,836
                                                   --------    --------
       Total assets                                $568,928    $522,524
                                                   ========    ========

Liabilities and stockholders' equity:
    Deposits:
       Demand                                      $ 94,453    $ 88,829
       Interest-bearing checking                     65,630      59,041
       Money market                                  51,958      38,239
       Savings                                       24,896      23,585
       Time                                         225,569     213,229
                                                   --------    --------
       Total deposits                               462,506     422,923

    Securities sold under agreements to repurchase   53,436      51,166
    Accrued interest payable                            633         870
    Accounts payable and accrued liabilities          2,228       2,510
                                                   --------    --------
      Total liabilities                             518,803     477,469
                                                   --------    --------


Commitments and contingencies (Notes 4,11 and 15)

Stockholders' equity:
    Common stock, $.08 par value, 6,250,000 authorized
      shares, 3,962,440 issued (3,946,303 in 2000)      316         314
    Additional paid-in capital                       44,041      43,866
    Retained earnings                                 9,786       5,727
    Accumulated other comprehensive income on
      investment securities available for sale,
      net of tax                                      2,686       1,720
    Treasury stock, 352,571 shares (346,905 shares
      in 2000), at cost                              (6,704)     (6,572)
                                                   --------    --------
      Total stockholders' equity                     50,125      45,055
                                                   --------    --------
      Total liabilities and stockholders' equity   $568,928    $522,524
                                                   ========    ========


               The accompanying notes are an integral part of these consolidated financial statements.




                     COMMERCIAL BANKSHARES, INC.,
                           AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
        for the years ended December 31, 2001, 2000 and 1999
              (Dollars in Thousands, Except Share Data)

                                        2001         2000        1999
Interest income:                        ----         ----        ----
    Interest and fees on loans        $26,976      $23,463     $18,809
    Interest on investment securities
      Taxable                           6,620        8,828       8,374
      Tax exempt                        2,655        2,359       2,258
    Interest on federal funds sold      1,011          852         769
                                      -------      -------     -------
      Total interest income            37,262       35,502      30,210
                                      -------      -------     -------

Interest expense:
    Interest on deposits               14,443       13,478      10,124
    Interest on securities sold under
      agreements to repurchase          1,923        2,635       1,823
                                      -------      -------     -------
      Total interest expense           16,366       16,113      11,947
                                      -------      -------     -------
      Net interest income              20,896       19,389      18,263
Provision for loan losses                 875          435         930
                                      -------      -------     -------
      Net interest income after provision
        for loan losses                20,021       18,954      17,333
                                      -------      -------     -------
Non-interest income:
    Service charges on deposit accounts 2,659        2,383       2,107
    Other fees and service charges        596          553         751
    Security gains(losses), net           240         (108)        763
                                      -------      -------     -------
      Total non-interest income         3,495        2,828       3,621
                                      -------      -------     -------
Non-interest expense:
    Salaries and employee benefits      8,353        7,572       7,722
    Occupancy                           1,260        1,195       1,242
    Data processing                     1,019          898         968
    Furniture and equipment               737          844         983
    Professional fees                     284          227         337
    Stationery and supplies               268          260         267
    Insurance                             265          219         206
    Telephone                             231          235         210
    Amortization of goodwill              163          199         179
    Other                               1,087        1,102       1,299
                                      -------      -------     -------
      Total non-interest expense       13,667       12,751      13,413
                                      -------      -------     -------
      Income before income taxes        9,849        9,031       7,541
Provision for income taxes              2,832        2,716       2,085
                                      -------      -------     -------
      Net income                      $ 7,017      $ 6,315     $ 5,456
                                      =======      =======     =======

Earnings per common and common equivalent share:
    Basic                             $  1.95      $  1.72     $  1.42
    Diluted                           $  1.89      $  1.68     $  1.37

Weighted average number of shares and common equivalent shares:
    Basic                           3,606,100    3,665,489   3,856,489
    Diluted                         3,715,258    3,750,956   3,972,496



                The accompanying notes are an integral part of these consolidated financial statements.





                      COMMERCIAL BANKSHARES, INC.
                            AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        for the years ended December 31, 2001, 2000 and 1999
                            (In Thousands)

                                           2001       2000       1999
                                           ----       ----       ----
Net income                                $7,017      $6,315     $5,456
                                          ------      ------     ------
Other comprehensive income (loss), net of tax:
  Unrealized holding gain (loss) arising
    during period                          1,017       3,507     (4,051)
  Reclassification adjustments for
    (gains)losses realized in net income    (165)         68       (534)
  Cumulative effect of a change in accounting
    principle for reclassification of securities
    upon adoption of FAS133                  114           -          -
                                          ------      ------     ------
  Other comprehensive income (loss)          966       3,575     (4,585)
                                          ------      ------     ------
Comprehensive income                      $7,983      $9,890     $  871
                                          ======      ======     ======






           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 2001, 2000 and 1999
                    (Dollars in Thousands, Except Share Data)

                                     Accumulated
 Shares of       Additional             Other                 Total
  Common  Common  Paid-in  Retained Comprehensive Treasury Stockholders'
  Stock   Stock   Capital  Earnings  Income(Loss)  Stock      Equity
  -----   -----   -------  --------  ------------  -----      ------
Balance at January 1, 1999
3,721,798 $296    $39,313   $3,136     $2,730     $ (738)    $44,737
  Exercise of stock options
   22,548    2        235        -          -          -         237
  Purchase of treasury stock
        -    -          -        -          -       (788)       (788)
  Unrealized holding loss
        -    -          -        -     (4,585)         -      (4,585)
  Dividends-common stock $0.59 per share
        -    -          -   (2,273)         -          -      (2,273)
  5% stock dividend
  187,029   15      4,190   (4,208)         -          -          (3)
  Net income
        -    -          -    5,456          -          -       5,456
--------- ----    -------   ------     ------    -------     -------
Balance at December 31, 1999
3,931,375  313     43,738    2,111     (1,855)    (1,526)     42,781
  Exercise of stock options
   14,928    1        128        -          -          -         129
  Purchase of treasury stock
        -    -          -        -          -     (5,046)     (5,046)
  Unrealized holding gain
        -    -          -        -      3,575          -       3,575
  Dividends-common stock $0.74 per share
        -    -          -   (2,699)         -          -      (2,699)
  Net income
        -    -          -    6,315          -          -       6,315
--------- ----    -------   ------     ------    -------     -------
Balance at December 31, 2000
3,946,303  314     43,866    5,727      1,720     (6,572)     45,055
  Exercise of stock options
   16,137    2        175        -          -          -         177
  Purchase of treasury stock
        -    -          -        -          -       (132)       (132)
  Unrealized holding gain
        -    -          -        -        966          -         966
  Dividends - common stock $0.82 per share
        -    -          -   (2,958)         -          -      (2,958)
  Net income
        -    -          -    7,017          -          -       7,017
--------- ----    -------   ------     ------    -------     -------
Balance at December 31, 2001
3,962,440 $316    $44,041   $9,786     $2,686    $(6,704)    $50,125
========= ====    =======   ======     ======    =======     =======



               The accompanying notes are an integral part of these consolidated financial statements.





                      COMMERCIAL BANKSHARES, INC.,
                            AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended December 31, 2001, 2000 and 1999
                            (In Thousands)

                                            2001       2000       1999
                                            ----       ----       ----
Cash flows from operating activities:
     Net Income                           $ 7,017    $ 6,315    $ 5,456
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
     Provision for loan losses                875        435        930
     Depreciation, amortization, and
        accretion, net                        911      1,151      1,489
     Gain on disposal of premises and
        equipment, net                          -         (8)      (220)
     (Gain) loss on sale of investment
        securities, net                      (240)       108       (763)
     Change in accrued interest receivable  1,211       (719)      (134)
     Change in other assets                   758      2,119     (2,730)
     Change in accounts payable and
        accrued liabilities                  (910)    (2,132)     2,286
     Change in accrued interest payable      (237)       238         (6)
                                          -------    -------    -------
        Net cash provided by operating
          activities                        9,385      7,507      6,308
                                          -------    -------    -------

Cash flows from investing activities:
     Proceeds from maturities of investment
       securities held to maturity          7,285      6,172     13,289
     Proceeds from sales of investment
       securities held to maturity              -          -        540
     Proceeds from maturities of investment
       securities available for sale       84,169      7,946     35,141
     Proceeds from sales of investment
       securities available for sale          242      7,881      3,752
     Purchases of investment securities
       available for sale                 (45,119)   (28,659)   (51,613)
     Net change in loans                  (61,485)   (42,060)   (45,413)
     Purchases of premises and equipment     (270)      (355)      (450)
     Proceeds from disposal of premises
       and equipment                            -        239        287
                                          -------    -------    -------
        Net cash used in
          investing activities            (15,178)   (48,836)   (44,467)
                                          -------    -------    -------

Cash flows from financing activities:
     Net change in demand, savings,
       interest-bearing checking, money
       market, and time deposit accounts   39,583     34,476     38,032
     Net change in securities sold under
       agreements to repurchase             2,270     10,372      6,816
     Dividends paid                        (2,920)    (2,672)    (2,286)
     Proceeds from exercise of stock options  177        129        237
     Purchase of treasury stock              (132)    (5,046)      (788)
                                          -------    -------    -------
        Net cash provided by financing
          activities                       38,978     37,259     42,011
                                          -------    -------    -------

Increase (decrease) in cash and cash
  equivalents                              33,185     (4,070)     3,852
Cash and cash equivalents at beginning
  of year                                  35,015     39,085     35,233
                                          -------    -------    -------
Cash and cash equivalents at end of year  $68,200    $35,015    $39,085
                                          =======    =======    =======

Supplemental disclosures:
    Interest paid (net of amounts credited
      to deposit accounts)                $ 2,945    $ 2,724    $ 2,310
                                          =======    =======    =======

    Income taxes paid                     $ 2,960    $ 2,832    $ 2,163
                                          =======    =======    =======



                The accompanying notes are an integral part of these consolidated financial statements.




COMMERCIAL BANKSHARES, INC., AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

Commercial Bankshares, Inc. (the Company), a bank holding company, was incorporated on April 26, 1988, to acquire its wholly owned banking subsidiary, Commercial Bank of Florida (the Bank). The Bank is a Florida chartered banking corporation, which engages in commercial banking and related businesses from its fourteen facilities located in Miami-Dade County and Broward County, Florida.

The accounting policies and reporting practices of the Company and its subsidiary conform to predominant practices in the banking industry and are based on accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, among others, the allowance for loan losses and investment securities. Actual results could differ from those estimates. The following is a description of the significant accounting policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary after elimination of all intercompany accounts and transactions.

Cash and Cash Equivalents

Cash equivalents include amounts due from banks and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amounts of those reserve balances at December 31, 2001 and 2000, were approximately $7.2 million and $6.2 million, respectively.

Investment Securities

The Company classifies its investment securities as follows:

Held to maturity: Investment securities that management has the intent and the Company has the ability at the time of purchase to hold until maturity are classified as held to maturity. Securities in this category are carried at amortized cost adjusted for accretion of discounts and amortization of premiums using the constant yield method over the estimated life of the securities. If a security has a decline in fair value below its amortized cost that is other than temporary, then the security will be written down to its new cost basis by recording a loss in the consolidated statement of income.

Available for sale: Investment securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Assets included in this category are those that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, and other factors related to interest rate and resultant prepayment risk changes. Securities available for sale are recorded at fair value. Unrealized holding gains and losses on securities available for sale, net of tax, are included as accumulated other comprehensive income in the consolidated balance sheets until these gains or losses are realized. The cost of investment securities sold is determined by the specific identification method. If a security has a decline in fair value that is other than temporary, then the security will be written down to its fair value by recording a loss in the consolidated statement of income.

Loans

Loans are reported at their principal outstanding balance net of the allowance for loan losses and deferred loan fees. Interest income is recognized when income is earned, using the effective interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as adjustments to interest income.

Allowance for Loan Losses

The adequacy of the allowance for loan losses is periodically evaluated by the Company in order to maintain the allowance at a level that is sufficient to absorb probable loan losses. Management's evaluation of the adequacy of the allowance is based on a review of the risks inherent in the loan portfolio, including adverse circumstances that may affect the ability of the borrower to repay interest and/or principal, the estimated value of collateral, and an analysis of the levels and trends of delinquencies, charge-offs, and the risk ratings of the various loan categories. Such factors as the level and trend of interest rates and the condition of the national and local economies are also considered.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance resulting from changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance, and subsequent recoveries, if any, are credited to the allowance.

Income Recognition on Impaired and Nonaccrual Loans

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or portion of a loan is classified as doubtful or is partially charged off, the loan is classified as nonaccrual. Generally, interest receivable on loans placed on nonaccrual status is reversed against interest income. Loans that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt. Loans may be returned to accrual status when all principal and interest amounts contractually due are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan is classified as nonaccrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset. Leasehold improvements are amortized over the remaining term of the applicable leases or their useful lives, whichever is shorter. Maintenance and repairs are charged to expense as incurred;
improvements and betterments are capitalized. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.



Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or otherwise acquired from the debtor in lieu of repayment of the debt. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, an appraisal is obtained and any excess of the loan balance over the fair value less estimated costs to sell is charged against the allowance for loan losses. Revenues, expenses, and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned. At December 31, 2001 and 2000, there was no other real estate owned.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Securities Sold Under Agreeemnts to Repurchase

Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Bank may be required to provide additional collateral based on the fair value of the underlying securities.

Interest Rate Risk

The Company's profitability is dependent to a large extent on its net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing liabilities. The Company, like most financial institutions, is affected by changes in general interest rate levels and by other economic factors beyond its control. Interest rate risk arises from mismatches between the dollar amount of repricing or maturing assets and liabilities, and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time frame is considered asset-sensitive, or a positive gap, and more liabilities repricing or maturing than assets over a given time frame is considered liability-sensitive, or a negative gap. An asset-sensitive position will generally enhance earnings in a rising interest rate environment and will negatively impact earnings in a falling interest rate environment, while a liability-sensitive position will generally enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable.
The Company has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates.

Comprehensive Income (Loss)

The income tax effects related to the components of other comprehensive income (loss) are as follows (in thousands):

         2001                     2000                    1999
-----------------------  ----------------------- ---------------------
     Tax (Expense)            Tax (Expense)           Tax  (Expense)
Gross or Benefit  Net    Gross or Benefit  Net   Gross or Benefit  Net
----- ----------  ---    ----- ----------  ---   ----- ----------  ---
Unrealized holding gain (loss)
  arising during period
$1,614 ($  597) $1,017  $5,567 ($2,060) $3,507  ($6,436) $2,385 ($4,051)
Reclassification adjustments for
  (gains) losses realized in net income
  (240)     75   (165)     108     (40)     68     (741)    207    (534)
Cumulative effect of a change
  in accounting principle for
  reclassification of securities
  upon adoption of FAS133
   181     (67)   114        -       -       -        -       -       -
------  ------ ------   ------  ------   ------  ------  ------  ------
Other comprehensive income (loss)
$1,555 ($  589)$  966   $5,675 ($2,100)  $3,575 ($7,177) $2,592 ($4,585)
======  ====== ======   ======  ======   ======  ======  ======  ======



Per Share Data

Earning per share is computed on the weighted average number of common shares outstanding during the year. Earnings per share, assuming dilution, assumes the maximum dilutive effect of the average number of shares from stock options.

New Accounting Pronouncements

In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provision, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

The provisions of SFAS No. 142 no longer allow the amortization of goodwill, and certain intangible assets that have indefinite useful lives, and requires that impairment of goodwill on those assets be tested annually. In addition, SFAS No. 142 requires the following additional disclosures for goodwill and other intangible assets:

- Changes in the carrying amount of goodwill from period-to-period;
- The carrying amount of goodwill by major intangible assets class, and
- The estimated intangible amortization for the next five years

The Company adopted SFAS No. 142 effective January 1, 2002. The Company did not incur impairment losses for goodwill resulting from a transitional impairment test. The Company expects that the elimination of goodwill amortization will positively impact pre-tax net income by approximately $160,000 in fiscal year 2002.


In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of this statement has not had a material effect on the Company's financial position, results of operations or cash flows.


Reclassification

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.


2. Investment Securities

The amortized cost and fair values of investment securities are summarized as follows (in thousands):


                                             December 31, 2001
                                 ---------------------------------------
                                             Gross       Gross
                                 Amortized Unrealized Unrealized  Fair
                                    Cost     Gains      Losses    Value
                                    ----     -----      ------    -----
  Available for Sale Securities:
  U.S. Government Agencies       $ 69,371   $1,281     $     -  $ 70,652
  State & Political Subdivisions   35,723        -         (82)   35,641
  Corporate Stock                   2,032    2,813           -     4,845
                                 --------   ------     -------  --------
                                 $107,126   $4,094     $   (82) $111,138
                                 ========   ======     =======  ========
  Held to Maturity Securities:
  U.S. Government Agencies       $  9,308   $  217     $     -  $  9,525
  State & Political Subdivisions   15,356      451           -    15,807
                                 --------   ------     -------  --------
                                 $ 24,664   $  668     $     -  $ 25,332
                                 ========   ======     =======  ========




                                             December 31, 2000
                                 ---------------------------------------
                                             Gross       Gross
                                 Amortized Unrealized Unrealized  Fair
                                    Cost     Gains 	  Losses    Value
                                    ----     -----      ------    -----
  Available for Sale Securities:
  U.S. Government Agencies       $110,029   $    -     $  (183) $109,846
  State & Political Subdivisions   28,968      123           -    29,091
  Corporate Stock                   2,034    2,516           -     4,550
                                 --------   ------     -------  --------
                                 $141,031   $2,639     $  (183) $143,487
                                 ========   ======     =======  ========
  Held to Maturity Securities:
  U.S. Government Agencies       $ 17,000   $  101     $     -  $ 17,101
  State & Political Subdivisions   20,215      642           -    20,857
                                 --------   ------     -------  --------
                                 $ 37,215   $  743     $     -  $ 37,958
                                 ========   ======     =======  ========


The amortized cost and fair value of investment securities excluding corporate stock at December 31, 2001, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                              Available for Sale     Held to Maturity
                              ------------------    ------------------
                              Amortized    Fair     Amortized    Fair
                                Cost       Value      Cost       Value
                                ----       -----      ----       -----
Due in one year or less       $     -    $     -    $     -    $     -
Due after one year through
  five years                    8,821      9,148     10,445     10,756
Due after five years through
  ten years                    19,948     20,268      7,958      8,173
Due after ten years            76,325     76,877      6,261      6,403


Gross gains of approximately $240,000, $7,500 and $792,000, respectively, and gross losses of $0, $115,000 and $29,000, respectively, during 2001, 2000 and 1999, were realized on the sale of investment securities. In conjunction with the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio. These securities had a book value of $5.3 million and a fair market value of $5.5 million.

During 1999, the Company sold securities with a book value of $518,000 from the held to maturity portfolio. The sales did not call into question the Company's intent to hold other securities to maturity because one of the following criteria was met with each sale: (1) the Company had collected in excess of 85% of the principal outstanding, or
(3) the security was within 90 days of maturity.  The net gain on sale
(4) of these securities was $22,000.

At December 31, 2001 and 2000, investment securities with an amortized cost of approximately $72 million and $79 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, time deposits of governmental entities, treasury tax and loan deposits and other borrowed funds.


3. Loans and Allowance for Loan Losses

The distribution of loans, by type, was as follows (in thousands):

                                                       December 31,
                                                    2001         2000
                                                    ----         ----
      Commercial and financial                   $ 52,377     $ 49,635
      Real estate and mortgage                    267,230      210,861
      Installment and other                        32,001       29,440
                                                 --------     --------
                                                  351,608      289,936
      Less: Allowance for loan losses              (4,642)      (3,806)
          Deferred loan fees                         (715)        (489)
                                                 --------     --------
          Total loans, net                       $346,251     $285,641
                                                 ========     ========

Loans on which the accrual of interest has been discontinued amounted to approximately $834,000 and $0 at December 31, 2001 and 2000, respectively. If non-accrual loans were on full accrual, additional interest income of approximately $57,000, $0 and $0 would have been recorded during 2001, 2000 and 1999, respectively.

The total amount of loans to directors and executive officers amounted to $6.6 million and $8.3 million at December 31, 2001 and 2000, respectively. Transactions for loans to directors and executive officers for the years ended December 31, 2001 and 2000 were as follows (in thousands):

2001 2000
                                                  ----       ----
      Balance, beginning of period               $8,273     $8,485
      Loans and advances                            409         29
      Payments                                   (2,046)      (241)
                                                 ------     ------
      Balance, end of period                     $6,636     $8,273
                                                 ======     ======

Transactions in the allowance for loan losses for the years ended
December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                2001     2000     1999
                                                ----     ----     ----
      Balance, beginning of year               $3,806   $3,279   $2,430
      Provision charged to operations             875      435      930
      Loans charged off                           (82)     (22)    (140)
      Recoveries                                   43      114       59
                                               ------   ------   ------
      Balance, end of year                     $4,642   $3,806   $3,279
                                               ======   ======   ======


4. Premises and Equipment and Lease Commitments

Premises and equipment were as follows (in thousands):

                                      December 31,           Estimated
                                     2001      2000         Useful Life
                                     ----      ----
      Land                          $5,382     5,381             -
      Buildings                      6,646     6,646         40 years
      Leasehold and other property
        improvements                 2,192     2,197       3 to 10 years
      Furniture and equipment        4,599     4,320       3 to 7 years
      Other                             25        94          3 years
                                   -------   -------
                                    18,844    18,638
      Less: accumulated depreciation
        and amortization            (6,290)   (5,725)
                                   -------   -------
                                   $12,554   $12,913
                                   =======   =======


The Bank leases office and parking spaces for various banking facilities. The leases have initial terms expiring in 2002 through 2011 and are renewable by the Bank for up to 5 years. Under these leases, rents will increase annually, either at fixed rates or at rates based on various escalation clauses. On certain leases, in addition to the base rate payment, the Bank pays a monthly allocation of the building's operating expenses. Rental expense was approximately $443,000, $400,000 and $442,000 in 2001, 2000 and 1999, respectively. As of December 31, 2001, future minimum rental commitments for all noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):


		Year Ending December 31,
                  2002              $356
                  2003               293
                  2004               300
                  2005               306
                  2006               312
                  Thereafter         658
                                  ------
                                  $2,225
                                  ======

5. Securities Sold Under Agreements To Repurchase

Interest expense on securities sold under agreements to repurchase
aggregated $1.9 	million, $2.6 million and $1.8 million for the years
ended December 31, 2001, 2000 and 1999, respectively.

The following sets forth information concerning securities sold under agreements to repurchase for the periods indicated:

                                          As of and For The Years Ended
                                                   December 31,
                                          -----------------------------
                                              2001      2000     1999
                                              ----      ----     ----
                                              (Dollars in Thousands)
Maximum amount of outstanding agreements
   at any month-end during the year         $62,534   $52,319  $45,908
Average amount outstanding during the year   52,234    45,429   41,358
Weighted average interest rate for the year   3.68%     5.80%    4.41%

The entire $53.4 million portfolio of securities sold under agreements to repurchase outstanding at December 31, 2001 matures in January, 2002.


6. Interest Expense

Interest expense on interest-bearing checking, money market, savings and time deposits was as follows for the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                        2001         2000       1999
                                        ----         ----       ----
      Interest-bearing checking       $   564      $   596    $   608
      Money market                      1,396        1,396      1,265
      Savings                             408          445        375
      Time                             12,075       11,041      7,876
                                      -------      -------    -------
                                      $14,443      $13,478    $10,124
                                      =======      =======    =======

Certificates of deposit in denominations of $100,000 or more were approximately $96 million and $85 million at December 31, 2001 and 2000, respectively. Interest expense for such certificates of deposit was approximately $5.1 million, $4.5 million and $3.0 million in 2001, 2000 and 1999, respectively.



7. Other Non-Interest Expense

Some of the more significant expenses included in other expenses in the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999, were as follows (in thousands):

                                           2001        2000        1999
                                           ----        ----        ----
      Administrative service charges      $ 230       $ 187       $ 167
      Security                              159         136         114
      Armored carrier and courier           113         111         108
      State fees and assessments             98          89          82
      FDIC insurance                         78          77         131
      Postage                                59          62          64
      Dues and subscriptions                 58          56          58
      Donations                              51          39          76
      Advertising                            20         125         154
      Intangible tax                          -           -         180
      Other                                 221         220         165
                                         ------      ------      ------
                                         $1,087      $1,102      $1,299
                                         ======      ======      ======

8. Income Taxes

The components of the net deferred tax asset as of December 31, 2001 and 2000, were as follows (in thousands):

                                                  2001           2000
            Deferred tax assets:                  ----           ----
               Goodwill amortization             $1,303         $1,443
                  Allowance for loan losses       1,559          1,143
                  Depreciation of fixed assets      268            217
                  Investment in securities          161            173
                  Non-accrual interest               22              -
                  Other                              23             24
                                                 ------         ------
                  Total deferred tax asset        3,336          3,000
                                                 ------         ------

            Deferred tax liabilities:
                  Unrealized gain on investment
                     securities                   1,326            736
                                                 ------         ------
                  Total deferred tax liability    1,326            736
                                                 ------         ------
            Net deferred tax asset
                (included in other assets)       $2,010         $2,264
                                                 ======         ======


The components of the provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                               2001      2000      1999
                                               ----      ----      ----
      Current-federal                         $2,861    $2,216    $2,163
      Current-state                              307       490       279
      Deferred-federal                          (304)        9      (313)
      Deferred-state                             (32)        1       (44)
                                              ------    ------    ------
                                              $2,832    $2,716    $2,085
                                              ======    ======    ======

The following table reconciles taxes at the federal statutory rate with the effective rate for 2001, 2000 and 1999:
                                               2001      2000      1999
                                               ----      ----      ----
      Federal statutory rate                    34%       34%       34%
      Goodwill amortization                      1%        1%        1%
      State taxes                                4%        4%        3%
      Tax-exempt investment income              (8%)      (9%)      (9%)
      Other, net                                (1%)       -        (1%)
                                                ---       ---       ---
      Effective tax rate                        30%       30%       28%
                                                ===       ===       ===


9. Earnings Per Share

The following table reconciles the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):



                                   For the Year Ended December 31, 2001
                                  ---------------------------------------
                                    Income         Shares      Per Share
                                  (Numerator)   (Denominator)   Amount
                                   ---------     -----------    ------
            Basic EPS                $7,017          3,606        $1.95
            Effect of Dilutive Options    -            109        (0.06)
                                     ------          -----        -----
            Diluted EPS              $7,017          3,715        $1.89
                                     ======          =====        =====


                                  For the Year Ended December 31, 2000
                                 ---------------------------------------
                                    Income         Shares      Per Share
                                  (Numerator)   (Denominator)   Amount
                                   ---------     -----------    ------
            Basic EPS                $6,315          3,665        $1.72
            Effect of Dilutive Options    -             86        (0.04)
                                     ------          -----        -----
            Diluted EPS              $6,315          3,751        $1.68
                                     ======          =====        =====



                                  For the Year Ended December 31, 1999

                                 ---------------------------------------
                                    Income         Shares      Per Share
                                  (Numerator)   (Denominator)   Amount
                                   ---------     -----------    ------
            Basic EPS                $5,456          3,856        $1.42
            Effect of Dilutive Options    -            116        (0.05)
                                     ------          -----        -----
            Diluted EPS              $5,456          3,972        $1.37
                                     ======          =====        =====



10. Employee Benefit Plan

The Bank has a qualified contributory profit sharing plan covering substantially all eligible employees. The Bank's contributions to the plan were approximately $154,000, $149,000 and $134,000 in 2001, 2000 and 1999, respectively.



11. Commitments and Contingencies

The Bank is involved in litigation arising from the ordinary course of business. In the opinion of management, the outcome of this litigation will not have a significant effect on financial position or results of operations.

The Company and the Bank have entered into employment agreements with four officers. The terms of the agreements range from one to three years. Compensation and benefits under these agreements are determined by the Board of Directors. Compensation and benefits are provided in certain defined circumstances, including change in control of the Company.



12. Stock Transactions

On November 18, 1999, the Company's Board of Directors authorized a one-for-twenty (five per cent) stock dividend, to be effective on January 4, 2000. Earnings per share amounts have been restated to retroactively reflect this transaction.

In March 1994, the Board of Directors adopted two stock option plans;
the 1994 Outside Director Stock Option Plan and the 1994 Performance Stock Option Plan, which were approved by the shareholders in April 1994. Under the terms of the plans, the option price is not less than the fair market value of the common stock on the date of the grant. On April 15, 1999, the shareholders approved amendments to both plans which increased the number of shares reserved for the grant of options by 150,000 for each plan. The maximum number of shares that may be issued under the Outside Director Stock Option Plan and Performance Stock Option Plan are 279,051 and 522,152, respectively. Options granted under the Outside Director Stock Option Plan are immediately exercisable and are for a term of ten years. At December 31, 2001 and 2000, there were 68,348 and 98,348 shares available, respectively, for future option grants under the Outside Director Stock Option Plan. Options granted under the Performance Stock Option Plan are not exercisable for a period of one year from the date of grant and are for a term of ten years. At
December 31, 2001 and 2000, there were 177,653 and 216,153 shares available, respectively, for future option grants under this plan.
The current status of options outstanding and the activity for 2001, 2000 and 1999 are presented below:

                                Outside Director         Performance
                                Stock Option Plan     Stock Option Plan
                               -------------------  -------------------
                                          Weighted             Weighted
                                          Average              Average
                               Number of  Exercise  Number of  Exercise
                                Options    Price     Options    Price
                                -------    -----     -------    -----
Options outstanding,
  December 31, 1998             103,362    $13.73    201,674    $12.43
Granted                          31,000     20.71     29,380     20.71
Exercised                             -         -    (22,548)    10.49
Adjustment for 5% stock dividend  6,726         -     10,480         -
                                -------    ------    -------    ------
Options outstanding,
  December 31, 1999             141,088     15.34    218,986     13.86
Granted                          31,000     17.50     35,485     17.50
Exercised                             -         -    (14,928)     8.68
                                -------    ------    -------    ------
Options outstanding,
  December 31, 2000             172,088     15.73    239,543     14.72
Granted                          30,000     20.85     38,500     20.85
Exercised                             -         -    (16,137)    10.91
                                -------    ------    -------    ------
Options outstanding,
  December 31, 2001             202,088    $16.49    261,906    $15.86
                                =======    ======    =======    ======
Options exercisable,
  December 31, 2001             202,088    $16.49    223,406    $15.00
                                =======    ======    =======    ======


Summarized below is information about stock options outstanding and exercisable at December 31, 2001:

                             Outside Director Stock Option Plan
                   ----------------------------------------------------
                            Outstanding                Exercisable
                   ------------------------------  --------------------
  Exercise Price   Number of   Average   Average   Number of   Average
      Range         Shares     Life(1)   Price(2)   Shares     Price(2)
      -----         ------     ------    -------    ------     -------
   $ 8.68-12.49     65,649      3.5       $10.57    65,649      $10.57
   $12.49-17.49     20,839      5.5        14.47    20,839       14.47
   $17.50-22.45    115,600      8.1        20.22   115,600       20.22
                   -------                         -------
                   202,088                         202,088
                   =======                         =======

                                Performance Stock Option Plan
                   -----------------------------------------------------
                               Outstanding               Exercisable
  Exercise Price   Number of   Average   Average   Number of   Average
      Range         Shares     Life(1)   Price(2)   Shares     Price(2)
      -----         ------     ------    -------    ------     -------
   $ 8.68-12.49     97,035      3.4       $10.42    97,035      $10.42
   $12.49-17.49     33,574      5.5        14.47    33,574       14.47
   $17.50-22.45    131,297      7.6        20.23    92,797       19.98
                   -------                         -------
                   261,906                         223,406
                   =======                         =======

(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price.


Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," became effective for the year ended December 31, 1996. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair value accounting rules. The Company has determined not to recognize such compensation expense.

The compensation expense, net of income tax effect, if recognized, would have resulted in a decrease in the pro forma amounts indicated below, for the years ended December 31, 2001, 2000 and 1999:

                                     2001       2000       1999
                                     ----       ----       ----
                              (In Thousands, Except Per Share Amounts)
      Net earnings - as reported   $ 7,017    $ 6,315   $  5,456
      Net earnings - pro forma       6,838      6,135      5,177
      Earnings per share (diluted)
          - as reported               1.89       1.68       1.37
      Earnings per share (diluted)
          - pro forma                 1.84       1.64       1.30


The weighted average fair value of options granted during 2001, 2000 and 1999, were $4.16, $4.29 and $6.98, respectively. The weighted average fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: dividend yield of 3.42%, 4.24% and 2.86%; expected volatility of 23.3%, 24.5% and 25.0%; risk-free interest rate of 3.30%, 6.35% and 7.00%; and expected life of 9.5 years for each of the three years.



13. Commercial Bankshares, Inc. (Parent Company Only) Financial
      Information

                        Condensed Balance Sheets
                             (In Thousands)

                                                      December 31,
                                                  --------------------
                                                    2001         2000
                                                    ----         ----
         Assets:
            Cash and cash equivalents             $ 2,467      $   887
            Investment in banking subsidiary       46,273       41,865
            Other investments                       2,840        2,545
            Goodwill, net                             253          416
            Other assets                               17          866
                                                  -------      -------
                 Total assets                     $51,850      $46,579
                                                  =======      =======

         Liabilities and stockholders' equity:
            Other liabilities                     $ 1,725      $ 1,524
            Stockholders' equity                   50,125       45,055
                                                  -------      -------
               Total liabilities and
                   stockholders' equity           $51,850      $46,579
                                                  =======      =======



                    Condensed Statements of Income
                             (In Thousands)

                                             Years ended December 31,
                                           ----------------------------
                                            2001       2000       1999
  Income:                                   ----       ----       ----
       Interest on investments             $  112     $  157     $  292
       Security gains                         240          -        770
       Other                                  200        150          1
                                           ------     ------     ------
          Total income                        552        307      1,063
                                           ------     ------     ------
  Expenses:
       Amortization of goodwill               163        163        163
       Other                                   64         55         67
                                           ------     ------     ------

          Total expenses                      227        218        230
                                           ------     ------     ------

          Income before income taxes and
            equity in undistributed earnings
            of subsidiary                     325         89        833
  Provision for income taxes                  173         56        366
                                           ------     ------     ------
          Income before equity in undistributed
             earnings of subsidiary           152         33        467
  Equity in undistributed earnings of
    subsidiary                              6,865      6,282      4,989
                                           ------     ------     ------
          Net income                       $7,017     $6,315     $5,456
                                           ======     ======     ======









                    Condensed Statements of Cash Flows
                              (In Thousands)

                                               Years ended December 31,
                                                2001     2000     1999
                                                ----     ----     ----
Cash flows from operating activities:
   Net income                                  $7,017   $6,315   $5,456
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Equity in undistributed earnings of
       subsidiary                              (6,865)  (6,282)  (4,989)
     Depreciation and amortization                163      163      163
     Gain on sale of investment securities       (240)       -     (770)
     Change in other assets                      (201)     638     (774)
     Change in other liabilities                   39     (289)     228
                                               ------   ------   ------
     Net cash provided by (used in) operating
       activities                                 (87)     545     (686)
                                               ------   ------   ------
Cash flows from investing activities:
   Proceeds from maturities of investment
     securities held to maturity                    -    2,300        -
   Proceeds from sales of investment
     securities available for sale                243        -      780
                                               ------   ------   ------
   Net cash provided by investing activities      243    2,300      780
                                               ------   ------   ------
Cash flows from financing activities:
   Proceeds from exercise of stock options        176      129      237
   Purchase of treasury stock                    (132)  (5,046)    (788)
   Dividends received from subsidiary           4,050    2,860    2,251
   Management fee received from subsidiary        250      100        -
   Dividends paid                              (2,920)  (2,672)  (2,284)
   Cash paid for fractional shares                  -        -       (3)
                                               ------   ------   ------
     Net cash provided by (used in) financing
       Activities                               1,424   (4,629)    (587)
                                               ------   ------   ------
Increase (decrease) in cash and cash
   equivalents                                  1,580   (1,784)    (493)
Cash and cash equivalents at beginning of year    887    2,671    3,164
                                               ------   ------   ------
Cash and cash equivalents at end of year       $2,467   $  887   $2,671
                                               ======   ======   ======


14. Regulatory Matters

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.

                                                                To Be Well
                                                            Capitalized Under
                                        For Capital         Prompt Corrective
                      Actual         Adequacy Purposes      Action Provisions
                   -------------   ------------------------ -----------------
                   Amount  Ratio      Amount      Ratio       Amount  Ratio
                   ------  -----      ------      -----       ------  -----
As of December 31, 2001
  Total capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                  $53,093  13.54%  >or= $31,375  >or= 8.00%    N/A     N/A
    Commercial Bank of Florida
                   50,159  12.72%  >or=  31,541  >or= 8.00%  $39,427  10.00%

  Tier I capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                   47,185  12.03%  >or=  15,687  >or= 4.00%    N/A     N/A
    Commercial Bank of Florida
                   45,517  11.54%  >or=  15,771  >or= 4.00%   23,656   6.00%

  Tier  I capital (to total assets):
    Commercial Bankshares, Inc.
                   47,185   8.24%  >or=  17,173  >or= 3.00%    N/A     N/A
  Tier  I capital (to average assets):
    Commercial Bank of Florida
                   45,517   8.19%  >or=  16,667  >or= 3.00%   27,778   5.00%


As of December 31, 2000
  Total capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                  $47,857  14.30%  >or= $26,772  >or= 8.00%    N/A     N/A
    Commercial Bank of Florida
                   45,709  13.56%  >or=  26,973  >or= 8.00%  $33,716  10.00%

  Tier I capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                   42,919  12.82%  >or=  13,386  >or= 4.00%    N/A     N/A
    Commercial Bank of Florida
                   41,903  12.43%  >or=  13,486  >or= 4.00%   20,230   6.00%

  Tier  I capital (to total assets):
    Commercial Bankshares, Inc.
                   42,919   8.17%  >or=  15,755  >or= 3.00%    N/A     N/A
  Tier  I capital (to average assets):
    Commercial Bank of Florida
                   41,903   8.22%  >or=  15,294  >or= 3.00%   25,490   5.00%



Dividends

Dividends paid by the Bank to the Company are subject to the financial condition of the Bank and practical business considerations relating to utilization of funds. In addition, banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Dividend payments are generally limited to earnings of the Bank, as defined for regulatory purposes, for the current period and the full two preceding years. At January 1, 2002, the Bank could have paid dividends to the Company aggregating $18.1 million without prior regulatory approval. Future dividends will be dependent on the level of earnings of the Bank.

Cash dividends declared by the Company totaled $3.0 million and $2.7 million in 2001 and 2000, respectively. Dividends declared but not paid amounted to $758,000 and $720,000 in 2001 and 2000, respectively.


15. Financial Instruments With Off-Balance-Sheet Risk and With
    Concentrations of Credit Risk

Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk which are created in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby and commercial letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of amounts recognized in the consolidated balance sheets. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at December 31, 2001 and 2000 were $30 million and $30 million, respectively. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

Standby and commercial letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing or performance arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank had approximately $8.4 million and $387,000 in 2001 and $4.6 million and $298,000 in 2000 of irrevocable standby and commercial letters of credit, respectively, of which $1.3 million and $1.2 million of standby letters of credit were collateralized by cash in 2001 and 2000, respectively.

Concentrations of Credit Risk

The Bank primarily grants loans for which South Florida real estate is the collateral.  The borrowers' ability to honor their contracts is
substantially dependent upon the 	general economic conditions of the
region. As of December 31, 2001, the Bank's ten largest loan relationships had an aggregate balance of $50 million, representing 14% of net loans. As of December 31, 2000 the Bank's ten largest loan relationships had an aggregate balance of $48 million, representing 17% of net loans.


16. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each significant class of financial instrument for which it is practicable to estimate that value.

Cash and Due from Banks and Federal Funds Sold

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

The fair value of investment securities equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Note 2 to the Consolidated Financial Statements provides information on estimated fair values at December 31, 2001 and 2000.

Loans

A significant portion of loans is comprised of prime-based loans and treasury bill-based loans. The fair value of these types of loans is the carrying amount of the loan. At December 31, 2001, variable rate loans amounted to approximately $272 million or 78% of total loans. Fixed rate loans maturing within the next year totaled $22 million or an additional 6% of total loans. At December 31, 2000, variable rate loans amounted to approximately $212 million or 73% of total loans. Fixed rate loans maturing within the next year totaled $12 million or an additional 4% of total loans. The fair value of these types of loans is the carrying amount of the loan. Market value of fixed rate loans with maturities in excess of one year, representing approximately 16% of the loan portfolio as of December 31, 2001 and 23% as of December 31, 2000, approximates carrying value based on terms and maturity of those loans and current borrowing rates.

Deposit Liabilities and Short-term Borrowed Funds

The fair value of demand, savings, interest-bearing checking and money market deposits and of borrowings under repurchase agreements is the amount payable on demand (carrying amount). The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 2001, the fair value of time deposits approximates carrying value, which includes time deposits of $204 million due within twelve months, or 91% of total time deposits. At December 31, 2000, time deposits of $192 million due within twelve months represented 90% of total time deposits.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of letters of credit is based on fees currently charged for similar agreements. At December 31, 2001, a significant portion of the letter of credit portfolio is scheduled to expire within twelve months. The fair value of these commitments approximates the committed amounts.





                       COMMERCIAL BANKSHARES, INC.

       DIRECTORS                                     OFFICERS

Cromwell A. Anderson                            Joseph W. Armaly
Retired Attorney 	                              Chairman and
                                                Chief Executive Officer
Joseph W. Armaly
Chairman of the Board                           Jack J. Partagas
Chief Executive Officer                         President, Secretary, and
                                                Chief Operating Officer
Richard J. Bischoff
Attorney                                        Barbara E. Reed
                                                Senior Vice President and
Robert Namoff                                   Chief Financial Officer
Chief Executive Officer
Allied Universal Corp.

Jack J. Partagas
President and
Chief Operating Officer

Sherman Simon
Investments

Michael W. Sontag
General Contractor
Real Estate Investor

Martin Yelen
Retired Attorney




        COMMERCIAL BANK OF FLORIDA
                 OFFICERS

Joseph W. Armaly       Chairman and CEO
Jack J. Partagas       President and COO
Bruce P. Steinberger   Executive Vice President
Barbara E. Reed        Senior Vice President and CFO
David E. Dimuro        Senior Vice President
Phillips G. Gay, Jr.   Senior Vice President
Hal Kaufman            Senior Vice President
Joseph Kertis, Jr.     Senior Vice President
Dennis G. Longo        Senior Vice President
John M. Maroon         Senior Vice President
Tony Maroon            Senior Vice President
Raul M. Zarranz        Senior Vice President
William S. Dieterle    Audit Director
Stephen W. Armaly      Vice President
Sherryl Bowein         Vice President
Ralph E. Coman         Vice President
Elena Correa           Vice President
Valerie Dacks          Vice President
Sherri Feinstein       Controller
Diana C. Goudie        Vice President
Nancy Hernandez        Vice President
Mary Lou Hutcheson     Vice President
Paul Larkin            Vice President
Alfred P. Lettera      Vice President
Robert D. Singleton    Vice President
Fay Marie Stephens     Vice President
Pamela Tucker          Vice President
Deborah Winkles        Vice President
Lourdes Beck           Assistant Vice President
Ann Bovard             Assistant Vice President
Luis A. Castillo       Audit Manager
Nora Clavijo           Assistant Vice President
Mari M. Colina         Assistant Vice President
Anne E. Cook           Assistant Vice President
Mercedes De Quesada    Assistant Vice President
Susan Ferbin           Assistant Vice President
Carlos A. Grosso       Investment Officer
Theresa Hilson         Assistant Vice President
C. Margaret Humphrey   Assistant Vice President
Geraldine T. Kitchell  Assistant Vice President
Wendy M. Knowles       Assistant Vice President
Margaret Rizzotto      Assistant Vice President
Mary Robbins           Assistant Vice President
Wendy Robinson         Assistant Vice President
Marisella Salado       Commercial Loan Officer
Terri Stockwell        Assistant Vice President
Constance Bauer        Assistant Cashier
Peter Fernandez        Commercial Loan Officer
Aurora Franquiz        Mortgage Loan Specialist
Aletha Jackson         Assistant Cashier
Lissette Lazo          Loan Administration Officer
Carol Paul Lewis       Assistant Cashier
Sue Marchetti          Assistant Cashier
Ileana Medina          Loan Operations Officer
Alice Milhet           Assistant Cashier
Ruben Molina           Assistant Cashier
Cristina Ojeda         Assistant Cashier
Brenda Paul            Assistant Cashier
Lidia Perez            Assistant Cashier
Linda Schubowsky       Assistant Cashier
Laurie Taylor          Assistant Cashier
Rose Torres            MIS Officer
Linda K. Wood          Installment Loan Officer
Delia Yepez            Assistant Cashier
James F. Zimny, Jr.    Accounting Officer



                       SUBSIDIARY BANK LOCATIONS

PERRINE/CUTLER RIDGE                    MIAMI BEACH
19455 S. Dixie Highway                  425 41st Street
Miami, FL 33157                         Miami Beach, FL 33140
(305) 234-6090                          (305) 531-4435


PINECREST/THE FALLS                     MEDLEY/HIALEAH GARDENS
13001 S. Dixie Highway                  11590 N.W. South River Drive
Miami, FL 33156                         Medley, FL 33178
(305) 378-2000                          (305) 883-1110


KENDALL                                 NORTH MIAMI
10899 Sunset Drive                      12255 N.E. 16th Avenue
Miami, FL 33173                         North Miami, FL 33161
(305) 274-2000                          (305) 891-6950


SOUTH MIAMI/CORAL GABLES                HALLANDALE
1533 Sunset Drive                       1448 E. Hallandale Beach Blvd.
Coral Gables, FL 33143                  Hallandale, FL 33009
(305) 663-6030                          (954) 454-3551


BRICKELL                                PEMBROKE PINES
501 Brickell Key Drive                  176 S. Flamingo Road
Miami, FL 33131                         Pembroke Pines, FL 33027
(305) 374-1100                          (954) 437-8100


MAIN OFFICE                             POMPANO BEACH
1550 S.W. 57th Avenue                   300 E. Sample Road
Miami, FL 33144                         Pompano Beach, FL 33064
(305) 267-1200                          (954) 943-6550


MIAMI SPRINGS                           CORAL SPRINGS
69 Westward Drive                       1999 University Drive
Miami Springs, FL 33166                 Coral Springs, FL 33071
(305) 883-0883                          (954) 753-7555



Annual Meeting
Thursday, April 18, 2002, at 10:00 a.m.
1550 S.W. 57th Avenue
Boardroom
Miami, Florida 33144

Transfer Agent
Mellon Investor Services

Independent Certified Public Accountants
PricewaterhouseCoopers LLP
Miami, Florida

For Financial Information, Contact
Barbara E. Reed
Senior Vice President and Chief Financial Officer
(305) 267-1200

Form 10-K
Copies of the Corporation's Annual Report on Form 10-K as filed with the Securities and Exchange Commission are available on request by calling or writing to the attention of Shareholder Relations at 1550 S.W. 57th Avenue, Miami, FL 33144, (305) 267-1200.

Web Page
www.commercialbankfl.com


























                       COMMERCIAL BANKSHARES, INC.
                         1550 S.W. 57th Avenue
                         Miami, Florida 33144

-------------------------------------------------------------------------
               Notice of Annual Meeting of Shareholders
                     to Be Held on April 18, 2002
-------------------------------------------------------------------------


Dear Shareholders:

     The Annual Meeting of Shareholders of Commercial Bankshares, Inc. (the "Company") will be held in Miami, Florida, at the executive offices of the Company located at 1550 S.W. 57th Avenue, at 10:00 a.m., local time, on Thursday, April 18, 2002, for the following purposes:

* To elect directors.

* To transact such other business as may properly come before the Annual Meeting.

   Only Shareholders of record at the close of business on March 8, 2002 are entitled to notice of and to vote at the Annual Meeting and all adjournments thereof.

   All Shareholders are cordially invited to attend the meeting in person. Those Shareholders who plan to attend are requested to so indicate by marking the appropriate space on the enclosed proxy card. Any Shareholder attending the Annual Meeting may vote in person even though he or she has previously returned a proxy.

   Please complete, date, sign and return the enclosed proxy card promptly so that your shares can be voted, regardless of whether you expect to attend the meeting.

   A copy of the Company's 2001 Annual Report to shareholders is also enclosed.

By order of the Board of Directors,




JACK J. PARTAGAS
President and Chief Operating Officer
March 14, 2002






                            TABLE OF CONTENTS




SUMMARY
   General                                                          1
   Record Date and Outstanding Shares                               1
   Voting and Solicitation                                          1


PROPOSAL I ELECTION OF DIRECTORS                                    2
   Nominees                                                         2
   The Board of Directors and Committees                            3
   Executive Officers of the Company                                3
   Certain Relationships and Related Transactions                   3
   Section 16(a) Beneficial Ownership Reporting Compliance          4
   Security Ownership of Certain Beneficial Owners and Management   4
   Executive Compensation                                           6
   Employment Agreements                                            7
   Director Compensation                                            8
   Board Compensation Committee Report on Executive Compensation    8
   Performance Graph                                               10
   Stock Option Plan Benefits                                      11
   Report of the Audit Committee                                   11
   Audit Fees and Other Fees                                       12


OTHER BUSINESS                                                     12


SHAREHOLDER PROPOSALS                                              12


NOTICE OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS  12








                      COMMERCIAL BANKSHARES, INC.
                    Annual Meeting of Shareholders
                     to be held on April 18, 2002


-------------------------------------------------------------------
                            PROXY STATEMENT
-------------------------------------------------------------------


General

   The Board of Directors of Commercial Bankshares, Inc. (the "Company") is soliciting proxies to be used at the Annual Meeting of Shareholders to be held on Thursday, April 18, 2002, and all adjournments thereof. This proxy statement and the accompanying proxy card are first being sent to shareholders on or about March 14, 2002.

   The shares represented by all properly executed proxies received by the Company will be voted as specified by the shareholders. If no specifications are given (including broker non-votes), the shares represented by the proxy will be voted for the election of the listed nominees as directors. A Shareholder who has given a proxy may revoke it at any time before it is voted at the meeting by filing with the Secretary of the Company a written notice of revocation, by submitting a proxy bearing a later date, or by attending the meeting and voting in person.


Record Date and Outstanding Shares

   On March 8, 2002, there were 3,615,508 shares of the Company's Common Stock, $.08 par value, outstanding. Each share of Common Stock of record on the books of the Company at the close of business on March 8, 2002, entitles its owner to one vote, either in person or by proxy, upon each matter to come before the meeting.

Voting and Solicitation

   A majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum. Votes cast in person or by proxy will be tabulated by the inspectors of election appointed by the Board of Directors. The current Florida Business Corporation Act (the "Act") provides that directors are elected by a plurality of the votes cast if a quorum is present at the meeting, and all other matters are approved if the votes cast in favor of the action exceed the votes cast against the action (unless the matter is one for which the Act or the Articles of Incorporation require a greater vote). Therefore, under the Act, abstentions have no legal effect unless the matter is one for which the Act or the Articles of Incorporation require a greater vote.

   The expense of soliciting proxies will be borne by the Company. Proxies will be solicited principally by mail, but directors, officers and regular employees of the Company or its subsidiaries may solicit proxies personally or by telephone. The Company will reimburse custodians, nominees, or other persons for their out-of-pocket expenses in sending proxy material to beneficial owners.

   Regardless of the number of shares you own, it is important that they be represented at the Annual Meeting. You are respectfully requested to sign, date and return the accompanying proxy card at your earliest convenience.


                               PROPOSAL I
                          ELECTION OF DIRECTORS

   Unless you specify otherwise on the accompanying proxy, it will be voted for the election of the listed nominees to serve as directors until the next Annual Meeting of Shareholders or until their successors are elected and qualified. If a quorum is present at the Meeting, the plurality of the votes cast by the shares entitled to vote in the election of Directors at the Meeting is required to elect each nominee.


Nominees

   Joseph W. Armaly, age 65, is Chairman of the Board of Directors and Chief Executive Officer of the Company and of Commercial Bank of Florida ("Bank"), the Company's wholly owned subsidiary. Mr. Armaly served as President of Merchants Bank of Miami ("Merchants") from 1965 through 1988 and also served as Chairman of Merchants' Board of Directors from 1980 through 1988. Mr. Armaly was also President and Chairman of the Board of Florida Commercial Banks, Inc. ("Florida
   Commercial") from 1980 through 1988.   Mr. Armaly has been Chairman
   of the Board of the Company and the Bank since its formation in 1988.

   Jack J. Partagas, age 64, is a Director and the President, Chief Operating Officer, and Secretary of the Company and the Bank. Prior to joining the Company and the Bank in 1988, Mr. Partagas was Vice President of Florida Commercial between 1971 and 1988. Mr. Partagas has been a Director of the Company and the Bank since 1988, Executive Vice President of the Company and the Bank from 1988 through 1992, and President of the Company and the Bank since 1992.

   Cromwell A. Anderson, age 76, is a Director of the Company and the Bank. Mr. Anderson has been in the private practice of law since 1954. During 1999, Mr. Anderson retired from the law firm of Fowler, White, Burnett, Hurley, Banick & Strickroot, P.A. Mr. Anderson has been a Director of the Company and the Bank since 1988.

   Richard J. Bischoff, age 57, is a Director of the Company and the Bank. Mr. Bischoff is a practicing attorney and the sole shareholder of the firm of Bischoff & Associates, P.A. Mr. Bischoff has been a director of the Company and the Bank since September, 1998.

   Robert Namoff, age 49, is a Director of the Company and the Bank. Mr. Namoff is the Chief Executive Officer of Allied Universal
   Corporation, a chemical manufacturing company. Mr. Namoff has been a Director of the Company and the Bank since 1990.

   Sherman Simon, age 83, is a Director of the Company and the Bank.
   Mr. Simon has been a private real estate investor for over 30 years. Mr. Simon has been a Director of the Company and the Bank since 1988.

   Michael W. Sontag, age 56, is a Director of the Company and the Bank. Mr. Sontag is an Architectural Engineer and a licensed general contractor. Mr. Sontag has been a Director of the Company and the Bank since 1997.

   Martin Yelen, age 74, is a Director of the Company and the Bank and was formerly a director of Florida Commercial. Mr. Yelen is a retired attorney who engaged in private practice for 45 years with the firm of Yelen & Yelen, P.A. Mr. Yelen has served on the Miami-Dade and Monroe County chapters of the National Safety Council and was a councilman and Mayor of the City of West Miami. Mr. Yelen has been a Director of the Company and the Bank since 1988.



   The Board of Directors recommends a vote "FOR" the election of all nominees.



The Board of Directors and Committees

   The Board of Directors of the Company consists of the same persons as the Board of Directors of the Bank. The Company conducts its operations through the Bank, which is its wholly owned subsidiary. Both the Company and the Bank held twelve meetings of the Board of Directors during 2001. Each director attended at least 75% of the board meetings that were held while he was serving as a director during the year, as well as attending at least 75% of the committee meetings of those committees of which the respective director was a member. During 2001, the Company's Board of Directors had standing Audit and Compensation Committees, and the Bank's Board of Directors had standing Audit, Executive, Loan and Compliance Committees.

   (a) Audit Committee. The Bank's Audit Committee consists of Messrs. Namoff, Simon and Yelen. These persons were all independent, non-employee directors of the Bank and the Company and constitute three of the six non-employee directors of the Board. The Audit Committee held four meetings during 2001. The Audit Committee has functional supervision over the internal audit staff, reviews the system of internal controls and the adequacy of the internal audit system, and receives reports on activities of the internal auditing department.
It recommends the independent certified public accountants to the Bank's and the Company's Boards of Directors and reviews the scope of the audits and the actual audits performed by both the independent certified public accountants and the internal auditors. It is responsible for ensuring that the audit findings are adequately addressed.

   (b) Compensation Committee. The Company's Compensation Committee consists of Messrs. Anderson, Simon and Yelen. These persons are all independent, non-employee directors of the Company and constitute three of the six non-employee directors of the Board. The Compensation Committee held two meetings during 2001. The Compensation Committee was delegated the duties of establishing and administering an executive compensation program. Its activities include reviewing and approving the design of the program, setting performance goals, assessing executive performance, and making grants of salary, bonuses and incentive compensation. The Compensation Committee also administers the Amended 1994 Performance Stock Option Plan.

   (c) Nominating Committee. The Company has no formal nominating committee but rather the entire Board of Directors acts as the nominating committee.


Executive Officers of the Company

   The executive officers of the Company are elected to their offices for one-year terms at the meeting of the Board of Directors in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected at such date.

   Joseph W. Armaly, age 65, is Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank. Mr. Armaly served as President of Merchants from 1965 through 1988 and also served as Chairman of Merchants' Board of Directors from 1980 through 1988. Mr. Armaly was also President and Chairman of the Board of Florida Commercial from 1980 through 1988. Mr. Armaly has been Chairman of the Board of the Company and the Bank since its formation in 1988.


   Jack J. Partagas, age 64, is a Director and the President, Chief
   Operating Officer, and Secretary of the Company and the 	Bank.
   Prior to joining the Company and the Bank in 1988, Mr. Partagas was
   Vice President of Florida Commercial 	between 1971 and 1988.  Mr.
   Partagas has been a Director of the Company and the Bank since 1988, Executive Vice President of the Company and the Bank from 1988 through 1992, and President of the Company and the Bank since 1992.


   Barbara E. Reed, age 38, was elected Senior Vice President and Chief Financial Officer of the Company and the Bank in June of 1995. Ms. Reed previously served the Bank as Vice President and Controller and as Auditor. Ms. Reed is a Certified Public Accountant and prior to 1991, was employed by Coopers & Lybrand LLP.


Certain Relationships and Related Transactions

   The Bank has had and expects to have in the future various loan and other banking transactions in the ordinary course of business with directors, executive officers, and principal shareholders of the Bank and the Company (or associates of such persons). In the opinion of management, all such transactions: (i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those generally prevailing at the time for comparable transactions with unrelated persons; and (iii) do not involve more than the normal risk of collectibility or present other unfavorable features. The total amount of extensions of credit to directors, executive officers, those stockholders named in the table in "Security Ownership of Certain Beneficial Owners and Management" (set forth below), and any of their associates was $8.0 million as of February 28, 2002, which represented approximately 13% of total shareholders equity.

   The firm of Bischoff and Associates, P.A. acts as corporate counsel to the Company and the Bank. Richard J. Bischoff, a director of the Company and the Bank, is the sole shareholder in that firm. The fees paid in 2001 and 2000 were not material to the Company but might be considered material to that law firm organized in September, 1999.


Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers (as defined in Rule 16a-1(f)), directors, and persons owning more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely upon a review of the copies of forms furnished to the Company, the Company believes that during the 2001 fiscal year, all filing requirements applicable to its officers and directors and 10% shareholders were met.



Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth certain information as of March 1, 2002, regarding the beneficial ownership of the Company's outstanding Common Stock by the one person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock.

                                       Current Beneficial Ownership
                                       ----------------------------
                                       Number of         Percent of
Name and Address of Beneficial Owner     Shares (1) 	     Class*
------------------------------------   ----------------------------
John Hancock Advisors, Inc. (2)          263,575            6.47%
101 Huntington Avenue, Boston, MA 02199


   The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 1, 2002, by (i) each director and executive officer of the Company, and (ii) the directors and the executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                        Current Beneficial Ownership
                                        ----------------------------
                                        Number of         Percent of
Name and Address of Beneficial Owner     Shares   (1)(10)   Class*
------------------------------------    --------- ------- ----------
Cromwell A. Anderson                     93,655   (3) (9)    2.30%
   1029 Hardee Road
   Coral Gables, Florida 33146
Joseph W. Armaly                        184,772   (4) (9)    4.54%
   7141 S.W. 136th Street
   Miami, Florida 33156
Richard J. Bischoff                      26,229   (5)         **
   2516 San Domingo Street
   Coral Gables, Florida 33134
Robert Namoff                           110,732   (3)        2.72%
   9440 S.W. 140th Street
   Miami, Florida 33176
Jack J. Partagas                         54,076   (6)        1.33%
   7540  S.W. 158th Terrace
   Miami, Florida 33157
Barbara E. Reed                          26,695   (7)         **
   13355 S.W. 74th Avenue
   Miami, Florida 33156
Sherman Simon                           147,151   (3)        3.61%
   9999 Collins Avenue, #20K
   Bal Harbour, Florida  33154
Michael W. Sontag                        33,622   (8)         **
   14535 S.W. 63rd Court
   Miami, Florida 33158
Martin Yelen                             65,895   (3)        1.62%
   1925 Brickell Avenue #1001
   Miami, Florida 33129

All directors and the executive officers
as a group (9 persons)                  742,827             18.24%
________________________________
* Both the number of shares beneficially owned and, for purposes of calculating the percentage of class, the total number of shares of the class, include shares of common stock underlying 457,005 outstanding options under the Company's 1994 Performance Stock Option Plan and the Company's 1994 Outside Director Stock Option Plan.

**  Less than 1%.

(1) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.

(2) Through their parent-subsidiary relationship to John Hancock
      Advisors, Inc., John Hancock Life Insurance Company, John Hancock Subsidiaries, Inc., John Hancock Financial Services, Inc. and The Berkeley Financial Group have indirect beneficial ownership of these same shares.

(3) Includes Options granted June 1, 1994 to purchase 4,863 shares of Common Stock at $8.70 per share, Options granted June 1, 1995 to purchase 4,863 shares of Common Stock at $11.72 per share, Options granted June 1, 1996 to purchase 4,863 shares of Common Stock at $11.31 per share, Options granted June 1, 1997 to purchase 4,631 shares of Common Stock at $14.47 per share, Options granted June 1, 1998, to purchase 4,410 shares of Common Stock at $22.45 per share, Options granted June 1, 1999 to purchase 5,250 shares of common stock at $20.71 per share, Options granted June 1, 2000 to purchase 5,000 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 5,000 shares of common stock at $20.85 per share.

(4) Includes Options granted August 16, 1995 to purchase 7,293 shares of Common Stock at $12.03 per share, Options granted June 1, 1996 to purchase 8,813 shares of Common Stock at $11.31 per share, Options granted June 1, 1997 to purchase 6,657 shares of Common Stock at $14.47 per share, Options granted June 1, 1998 to purchase 4,410 shares of Common Stock at $22.45 per share, Options granted June 1, 1999 to purchase 4,825 shares of Common Stock at $20.71 per share, Options granted June 1, 2000 to purchase 5,630 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 4,750 shares of common stock at $20.85 per share.

(5) Includes Options granted June 1, 1999 to purchase 5,250 shares of Common Stock at $20.71 per share, Options granted June 1, 2000 to purchase 5,000 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 5,000 shares of common stock at $20.85 per share.

(6) Includes Options granted June 1, 1994 to purchase 10,940 shares of Common Stock at $8.70 per share, Options granted August 16, 1995 to purchase 7,293 shares of Common Stock at $12.03 per share, Options granted June 1, 1996 to Purchase 8,813 shares of Common Stock at $11.31 per share, Options granted June 1, 1997 to purchase 6,657 shares of Common Stock at $14.47 per share, Options granted June 1, 1998 to purchase 4,410 shares of Common Stock at $22.45 per share, Options granted June 1, 1999 to purchase 4,825 shares of Common Stock at $20.71 per share, Options granted June 1, 2000 to purchase 5,630 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 4,750 shares of common stock at $20.85 per share.

(7) Includes Options granted August 16, 1995, to purchase 6,078 shares of Common Stock at $12.03 per share, Options granted June 1, 1996 to purchase 6,078 shares of Common Stock at $11.31 per share, Options granted June 1, 1997 to purchase 2,894 shares of Common Stock at $14.47 per share, Options granted June 1, 1998 to purchase 2,205 shares of Common Stock at $22.45 per share, Options granted June 1, 1999 to purchase 2,100 shares of Common Stock at $20.71 per share, Options granted June 1, 2000 to purchase 4,000 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 2,000 shares of common stock at $20.85 per share.

(8) Includes Options granted June 1, 1998 to purchase 2,205 shares of Common Stock at $22.45 per share, Options granted June 1, 1999 to purchase 3,150 shares of Common Stock at $20.71 per share, Options granted June 1, 2000 to purchase 3,000 shares of Common Stock at $17.50 per share and Options granted June 1, 2001 to purchase 5,000 shares of common stock at $20.85 per share.

(9) Does not include 28,927 shares held of record by Mr. Armaly's wife, and 42,052 shares held of record by Mr. Anderson's wife. Messrs. Armaly and Anderson respectively disclaim beneficial ownership of all such shares. Inclusion of such shares would result in Mr. Armaly owning 213,699 shares or 5.25%, Mr. Anderson owning 135,707 shares or 3.33% and all directors and the executive officers owning as a group 813,806 shares or 19.99% of the total issued and outstanding shares of Common Stock.

10) The number of shares underlying the stock options described in this table and the foregoing footnotes, and the exercise prices for such shares, give effect to the dilutive adjustments, which were made with respect to such options as a result of the 5% stock dividends which were declared by the Company in each of December, 1996, December, 1997, December, 1998 and December, 1999.

Executive Compensation

   The following table sets forth as of December 31, 2001, all compensation paid during the Company's latest fiscal year to the Company's Chief Executive Officer and to those executive officers of the Company whose total annual compensation exceeded $100,000 in any of the last three completed fiscal years.

                       Summary Compensation Table
                                                          Long Term
                       Annual Compensation               Compensation
                       -------------------      Stock    ------------
Name and Principal                             Options   All Other (3)
    Position(1)       Year  Salary   Bonus    Granted(2) Compensation
------------------    ---- -------- -------   ---------- ------------
Joseph W. Armaly      2001 $310,000 $80,000      4,750      $6,853
Chairman and Chief    2000 $290,000 $70,000      5,630      $4,499
Executive Officer of  1999 $275,000 $50,000      4,825      $4,745
the Company and the Bank

Jack J. Partagas      2001 $240,000 $60,000      4,750      $2,935
President and Chief   2000 $220,000 $55,000      5,630      $3,385
Operating Officer of  1999 $205,000 $45,000      4,825      $6,609
the Company and the Bank


Barbara E. Reed       2001 $115,000 $12,000      2,000      $5,318
Senior Vice President 2000 $105,000 $20,000      4,000      $5,309
and Chief Financial   1999 $ 99,000 $12,000      2,100      $5,008
Officer of the Company
and the Bank

_______________________________
(1) All compensation or remuneration paid to employees is paid by the Bank. At the present time, there are no separate employees of the Company and there is no compensation paid by the Company.

(2) Gives effect to the dilutive adjustments which were made with respect to such options as a result of the 5% stock dividends which were declared by the Company in December, 1999.

(3) The Bank has adopted a plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code in which after one year of employment, all employees of the Bank are eligible to participate. The Bank, in its discretion, may match any amounts deferred by employees. The amount of contribution made by the Bank with respect to all employees was approximately $154,000 in 2001, $149,000 in 2000 and $134,000 in 1999.

                         Table of Option Grants
                         in the Last Fiscal Year
                                                        Potential
                                                    Realizable Value at
           Number of  % of Total                      Assumed Annual
          Securities   Options    Exercise         Rates of Stock Price
          Underlying  Granted To     or              Appreciation for
           Options   Employees in   Base Expiration    Option Term
   Name    Granted   Fiscal Year   Price   Date(1)      5%      10%
   ----   ---------- -----------   ----- ------------ ------- --------
Joseph W. Armaly
            4,750       12.3%     $20.85 June 1, 2010 $62,284 $157,840
Jack J. Partagas
            4,750       12.3%     $20.85 June 1, 2010 $62,284 $157,840
Barbara E. Reed
            2,000        5.2%     $20.85 June 1, 2010 $26,225 $ 66,459
______________
(1) The Company's form of option agreement provides for early termination in the event the option holder's employment is terminated, the option holder dies, or the option holder becomes permanently or totally disabled. The Options may not be exercised until at least one year from the date of grant, which was June 1, 2001.

                     Fiscal Year-end Option Values
                                         Number of         Value of
                                         Securities      Unexercised
                                         Underlying     In-the-Money
                                        Unexercised      Options at
                                         Options at      Year End ($)
                                          Year End
                  Shares
               Acquired on   Value      Exercisable/   Exercisable and
  Name          Exercise   Realized    Unexercisable(1) Unexercisable
  ----          --------   --------    ---------------- -------------
Joseph W. Armaly                         37,628/4,750       $337,221
Jack J. Partagas                         48,568/4,750       $504,936
Barbara E. Reed   2,000     26,376       21,355/2,000       $194,918
__________________
(1) The number of shares underlying the stock options described in this table gives effect to the dilutive adjustments which were made with respect to such options as a result of the 5% stock dividends which were declared by the Company in each of December 1996, December, 1997, December, 1998 and December, 1999.


Employment Agreements

   As of March 18, 1994, the Company and the Bank entered into employment agreements with Messrs. Armaly and Partagas and Ms. Reed. These agreements are intended to assure the Company and the Bank of the continued services of key officers.

   With respect to Messrs. Armaly and Partagas, the agreements provide that each officer shall be employed by the Company and the Bank in his current position for a period of three (3) years. On March 31, 1995 the term was extended automatically for one additional year and on each subsequent March 31 the term is automatically extended for one additional year such that after each March 31 extension the term of the agreement is a full three years. Compensation and benefits are to be determined by the Board of Directors of the Company, provided that the officer's participation in employee benefit plans and arrangements shall provide benefits at least equal to those provided to all other employees of the Company. In the event that the officer's employment is terminated (except for death, disability, or cause) or if the officer terminates his employment because of a reduction in position, responsibility, salary, or for any other good reason, as defined in the agreement, and including a change in control of the Company, the officer is entitled to severance benefits equal to three year's salary and cash incentive compensation plus the option to continue to receive fringe benefits for an additional three years or an additional sixty (60%) percent of annual salary and cash incentive compensation in lieu of fringe benefits. In the event the officer terminates his employment other than for good reason, as defined in the agreement, the officer is entitled to severance benefits equal to one year's salary and cash incentive compensation, plus an additional twenty (20%) percent in lieu of fringe benefits. Such severance benefits will be based upon the executive's then current salary and the aggregate cash incentive compensation last paid to or earned by the officer in the immediately preceding twelve months prior to termination. In the event that any of such payments constitute "parachute payments" under Section 280G of the Internal Revenue Code and therefore are subject to the excise tax on "excess parachute payments" under Section 4999 of the Internal Revenue Code, the agreements provide that the Company will pay an additional cash amount, as determined by a formula set forth in the agreements, sufficient to pay both the excise tax and any additional amounts which become due as the result of the payment of the excise tax, to put the officer in the same position as though no excise tax had been imposed.

   With respect to Ms. Reed, the agreement provides that she shall be employed by the Company and the Bank in her current position for a period of one year. On December 14, 1997 the term was extended automatically for one additional year and on each subsequent December 14 the term is automatically extended for one additional year. Compensation and benefits are to be determined by the Board of Directors of the Company, provided that the officer's participation in employee benefit plans and arrangements shall provide benefits at least equal to those provided to all other employees of the Company. In the event that the officer's employment is terminated (except for death, disability, or cause) or if the officer terminates her employment because of a reduction in position, responsibility, salary, or for any other good reason, as defined in the agreement, Ms. Reed is entitled to severance benefits equal to her base salary and cash incentive compensation through and including the scheduled termination date of this agreement, as extended. If the agreement is terminated by Ms. Reed pursuant to a change in control of the Company, Ms. Reed is entitled to severance benefits equal to twelve times her then current monthly salary. In the event that Ms. Reed terminates her employment other than for good reason, as defined in the agreement, the officer is entitled to severance benefits equal to her base salary and cash incentive compensation through and including the date of termination. Such severance benefits will be based upon Ms. Reed's then current salary and the aggregate cash incentive compensation last paid to or earned by the officer in the immediately preceding twelve months prior to termination.


Director Compensation

   Directors of the Company who are salaried employees of the Bank do not receive any additional compensation for serving as a director or committee member. During the year 2001, non-employee directors of the Bank received a retainer of $1,500 per calendar quarter.

   In addition, each non-employee director in office in June, 2001 received 3,000 stock options for serving on the Board, and each non-employee director who was a member of the Bank's Loan or Executive Committees in June, 2001 received 2,000 additional stock options.

Board Compensation Committee Report on Executive Compensation

1. Performance and Policies.

   The Compensation Committee of the Board of Directors of the Company oversees and administers the Company's executive compensation programs. All members of the Compensation Committee are outside directors who are not eligible to participate in any of the compensation programs that the Committee oversees. The Compensation Committee recommends and the Board of Directors determines, based on such recommendations, compensation for the Chairman. Compensation levels for the other executive officers of the Company are determined by the Compensation Committee, based on the recommendations of the Chairman.

   The Company's executive compensation program is designed to attract, retain, motivate and appropriately reward individuals who are responsible for the Company's short- and long-term profitability, growth and return to shareholders. It is also designed to align the interests of high level employees with those of the Shareholders. Compensation for Company executive officers consists of base compensation, annual cash incentive awards and long-term incentive awards in the form of stock options. Executive officers also participate in a savings incentive plan and a medical plan available to employees generally.

   The determination of base compensation increases, annual cash incentive awards and long-term incentive awards is based upon the performance of the Company and the contribution of each individual to that performance. Individual contribution is assessed based upon factors such as level of responsibility, job complexity and the importance of the position in the structure of the Company and the Bank. Individual contribution is also judged more subjectively based upon the Compensation Committee's overall evaluation of the officer's professionalism and professional growth, judgment, business acumen and ability and effort. The Compensation Committee also compares, on a random and subjective basis, the salaries of the executive officers with the salaries of executive officers of other bank holding companies of comparable size. Finally the Compensation Committee considers whether compensation increases are fair and equitable based upon individual performance and a comparison with peers. Although the components of compensation (base compensation, annual cash incentive awards, and long-term incentive awards) are reviewed separately, compensation decisions are made based on a review of total compensation.

(a) Base Compensation. Pay levels for each executive are set annually at the beginning of the fiscal year and are based primarily on the performance of the Company during the prior fiscal year. The Compensation Committee considers factors such as earnings per share, pre-tax earnings, net profits and return on equity. Secondarily, the Compensation Committee considers individual performance in light of each executive's job responsibilities. In determining the base salaries for 2001, the Compensation Committee took into account the Company's performance during 2000. Specifically, net income increased 16% during 2000; return on average assets and equity were 1.28% and 15.43%, respectively, as compared to 1.20% and 12.35%, respectively, in 1999; credit performance remained strong; diluted earnings per share increased from $1.37 in 1999, to $1.68 in 2000 and loan growth was 17% in 2000.

(b) Annual Cash Incentive Awards. Annual cash incentive awards to the Company's executive officers are granted at the discretion of the Compensation Committee and are determined at the end of the fiscal year. The determination of the amount of such awards is made by the Compensation Committee based upon the performance of the Company and on a subjective basis as indicated above. For purposes of determining the level of the annual cash incentive awards to be paid to senior executives for 2001, it was the Compensation Committee's view that the Company's 2001 results represented a strong performance. The
Compensation Committee noted the following factors in support of its findings: net income increased 11% during 2001; return on average assets and equity were 1.28% and 14.61% in 2001, respectively, as compared to 1.28% and 15.48% in 2000; credit performance remained excellent; diluted earnings per common share increased from $1.37 in 1999 and $1.68 in 2000, to $1.89 in 2001; the senior executive officers were successful in implementing the growth strategy of the Bank, as average loans increased by 21% from 2000 to 2001; average total deposits increased 9% from 2000 to 2001; and cash dividends declared during 2001 increased 11% over 2000.

(c) Stock Option Awards. The Compensation Committee also uses stock options to reward management and to link them to the long-term results
and stockholder interests of the Company.   Option grants are usually
determined in the spring of each fiscal year. The levels of option grants are determined at the discretion of the Compensation Committee
on a subjective basis.   Previous grants of stock options are reviewed
but are not considered the most important factor in determining the size of any executive's stock option award in a particular year. In determining the levels of option grants for 2001, the Compensation Committee considered the performance of the Company for fiscal 2000, the performance of the Company for the beginning of 2001, and efforts and initiatives by the executive officers to implement and support the strategic objectives of the Bank.

2. CEO Compensation.

   Joseph Armaly is eligible to participate in the same executive compensation program available to the other executive officers within the Company. His 2001 base salary was set at $310,000, as compared to $290,000 in 2000. Mr. Armaly's base salary was based primarily on the Company's performance during 2000; specifically, net income increased 16% during 2000; return on average assets and equity were 1.28% and 15.43% respectively, as compared to 1.20% and 12.35%, respectively, in 1999; credit performance remained strong; diluted earnings per share increased from $1.37 in 1999 to $1.68 in 2000, and loan growth was 17% in 2000.

   The stock option grants made to Mr. Armaly in 2001 were based on the analysis discussed above for fiscal year 2000, together with performance of the Company for the first half of 2001. In June 2001, Mr. Armaly was awarded ten-year options covering 4,750 shares. The terms and conditions of this grant were consistent with the grants to all other executive officers.

   In December, 2001, Mr. Armaly received an annual cash incentive award of $80,000. This annual cash incentive award was based upon the Company's performance during the 2001 fiscal year and the individual performance of the executive. In determining this award, the Compensation Committee considered the increase in the Company's earnings during 2001. Specifically, the Compensation Committee considered the following factors: net income increased 11% during 2001; return on average assets and equity for 2001 were 1.28% and 14.61%, respectively, as compared to 1.28% and 15.48% in 2000, respectively; diluted earnings per common share increased from $1.37 in 1999 and $1.68 in 2000 to $1.89 in 2001; the Bank was successful in implementing its growth strategy, as average loans increased by 21% from 2000 to 2001; average total deposits increased 9% from 2000 to 2001; and cash dividends declared during 2001 increased 11% over 2000.

   COMPENSATION COMMITTEE
   Cromwell A. Anderson, Chairman
   Sherman Simon
   Martin Yelen


Performance Graph

   The following table compares cumulative five-year shareholder returns (including reinvestment of dividends) on an indexed basis with the Center for Research in Security Prices ("CRSP") Index for the NASDAQ Stock Market (U.S. Companies) and the CRSP Index for NASDAQ Bank Stocks (SIC codes 602 and 671). These indices are included for comparative purposes only, and do not necessarily reflect management's opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the Common Stock. The table assumes that the value of an investment in the Common Stock and in each index was $100 on December 31, 1996, and that all dividends were reinvested.



                 Comparison of Five-Year Cumulative Return
                 Commercial Bankshares, Inc., Common Stock

                                                December 31,
                                                ------------
                                    2001  2000  1999  1998  1997  1996
                                    ----  ----  ----  ----  ----  ----
Commercial Bankshares, Inc.          262   179   208   204   184   100
NASDAQ Stock Market Bank Stocks      197   182   160   166   167   100
NASDAQ Stock Market Index            153   193   321   173   122   100
   (U.S. Companies)


Stock Option Plan Benefits

The table below indicates options granted to date and outstanding under the 1994 Outside Director Stock Option Plan and the 1994 Performance Stock Option Plan.


	                                      Number of
                                         Options Granted
Name and Position	                       and Outstanding
-----------------                        ---------------
Executive officer group                      119,051
Non-executive director group                 184,125
Non-executive officer employee group         160,818
                                             -------
   Total options granted                     463,994
                                             =======

Executive Officers
------------------
Joseph W. Armaly                              42,378
  Chairman and CEO
Jack J. Partagas                              53,318
  President and COO
Barbara E. Reed                               23,355
  Senior Vice President and CFO

Nominees for Director
---------------------
Joseph W. Armaly                              42,378
Jack J. Partagas                              53,318
Cromwell A. Anderson                          38,880
Richard J. Bischoff                           15,250
Robert Namoff                                 38,880
Sherman Simon                                 38,880
Michael W. Sontag                             13,355
Martin Yelen                                  38,880


Report of the Audit Committee

   The following report on the Audit Committee is made pursuant to the rules of the Securities and Exchange Commission. The Audit Committee has met and held discussions with management and the independent certified public accountants. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent certified public accountants. The Audit Committee discussed with the independent certified public accountants matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees".

   The Audit Committee discussed with the Company's internal audit staff and its independent certified public accountants the overall scope and plans for their respective audits. The Audit Committee meets with the internal audit staff and its independent certified public accountants to discuss the results of their examinations, the evaluations of the Company's internal controls and the overall quality of the Company's financial reporting.

   The Audit Committee has received the written disclosures and the letter from the independent certified public accountants required by Independence Standards Board Standard No. 1 "Independence Discussions with Audit Committees", as may be modified or supplemented, and has discussed with the independent certified public accountants the independent certified public accountants' independence. The members of the Audit Committee are independent as independence is defined in Rule 4200(a)(14) of the National Association of Securities Dealers.

   Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2001 be included in the Company's Annual Report on Form 10-K for the year 2001, for filing with the Securities and Exchange Commission.

   AUDIT COMMITTEE
   Martin Yelen, Chairman
   Sherman Simon
   Robert Namoff


Audit Fees and Other Fees

   Fees for the calendar year 2001 audit and reviews of Forms 10Q were $80,000, of which $51,500 was billed as of December 31, 2001. Fees for other services billed by the independent certified public accountants during 2001 were $19,500 and included tax services and retirement plan audit. The audit committee believes that the other services provided are compatible with the audit services and that in providing these services the independence of the independent certified public accountants is not impaired.


                             OTHER BUSINESS

   The Board of Directors does not know of any other business to be presented at the meeting and does not intend to bring before the meeting any matter other than the proposals described herein. However, if any other business should come before the meeting or any adjournments thereof, the persons named in the accompanying proxy will have discretionary authority to vote all proxies.


                         SHAREHOLDER PROPOSALS

   Proposals on matters appropriate for shareholder consideration consistent with the regulations of the Securities and Exchange Commission submitted by shareholders for inclusion in the proxy statement and form of proxy for the 2003 Annual Meeting of Shareholders must be received at the Company's principal executive offices on or before November 22, 2002. Such shareholder proposals may be mailed to Barbara E. Reed, Senior Vice President and Chief Financial Officer, Commercial Bankshares, Inc., 1550 Southwest 57th Avenue, Miami, Florida 33144.


   NOTICE OF APPOINTMENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

   The Board of Directors has selected PricewaterhouseCoopers LLP, Independent Certified Public Accountants, to audit the financial statements of the Company and the Bank for the fiscal year ending
December 31, 2002, and to perform such other services as may be required of them. Representatives of PricewaterhouseCoopers LLP will be present at the 2002 Annual Meeting and will have an opportunity to make a statement if they desire to do so and to respond to appropriate questions raised at the meeting.

   A copy of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 2001 is being provided to each shareholder simultaneously with delivery of this proxy statement. Additional copies of the Annual Report to Shareholders or copies of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, may be obtained by writing Barbara E. Reed, Commercial Bankshares, Inc., 1550 Southwest 57th Avenue, Miami, Florida 33144.