Form 10-Q
period 2002-03-31
COMMERCIAL BANKSHARES INC
filed 2002-05-13
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2002

Commission File Number 00-22246



                 COMMERCIAL BANKSHARES, INC.
-------------------------------------------------------------
   (Exact name of Registrant as specified in its charter)



             FLORIDA                        65-0050176
---------------------------------     ---------------------
 (State or other jurisdiction of          (IRS Employer
incorporation or organization)         Identification No.)


  1550 S.W. 57th Avenue, Miami, Florida          33144
-----------------------------------------     -----------
(Address of principal executive offices)	    (Zip Code)


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
Yes   X   No     .
    -----   -----


CLASS                              OUTSTANDING AT May 13, 2002
-----                              ---------------------------
COMMON STOCK, $.08 PAR VALUE       3,616,252 SHARES




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








                 PART I - FINANCIAL INFORMATION

                 ITEM I - FINANCIAL STATEMENTS

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS
              March 31, 2002 and December 31, 2001
            (Dollars in thousands, except share data)


                                             3/31/2002   12/31/2001
                                             ---------   ----------
Assets:                                     (Unaudited)
  Cash and due from banks                    $ 21,145    $ 21,420
  Federal funds sold                           42,200      46,780
                                             --------    --------
    Total cash and cash equivalents            63,345      68,200

  Investment securities available for sale,
    at fair value (cost of $121,690 in 2002
    and $106,126 in 2001)                     124,940     111,138
  Investment securities held to maturity,
    at cost (fair value of $43,309 in 2002
    and $25,332 in 2001)                       43,088      24,664
  Loans, net                                  345,735     346,251
  Premises and equipment, net                  12,584      12,554
  Accrued interest receivable                   3,081       2,790
  Goodwill, net                                   253         253
  Other assets                                  3,799       3,078
                                             --------    --------
     Total assets                            $596,825    $568,928
                                             ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                     $ 94,937    $ 94,453
  Interest-bearing checking                    64,918      65,630
  Money market accounts                        52,174      51,958
  Savings                                      26,200      24,896
  Time                                        241,529     225,569
                                             --------    --------
     Total deposits                           479,758     462,506

  Securities sold under agreements
     to repurchase                             61,919      53,436
  Accrued interest payable                        606         633
  Accounts payable and accrued liabilities      3,596       2,228
                                             --------    --------
     Total liabilities                        545,879     518,803
                                             --------    --------

Stockholders' equity:
  Common stock, $.08 par value, 6,250,000
     Authorized shares, 3,969,429 issued
     (3,962,440 in 2001)                          316         316
  Additional paid-in capital                   44,138      44,041
  Retained earnings                            11,015       9,786
  Accumulated other comprehensive income        2,214       2,686
  Treasury stock, 353,921 shares
     (352,571 in 2001), at cost                (6,737)     (6,704)
                                             --------    --------
     Total stockholders' equity                50,946      50,125
                                             --------    --------
     Total liabilities and
     stockholders' equity                    $596,825    $568,928
                                             ========    ========


      The accompanying notes are an integral part of these condensed consolidated financial statements




             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          For the three months ended March 31, 2002 and 2001
               (Dollars in thousands, except share data)
                            (Unaudited)


                                                  2002        2001
                                                  ----        ----
Interest income:
  Interest and fees on loans                     $6,413      $6,501
  Interest on investment securities               2,174       2,636
  Interest on federal funds sold                    149         282
                                                 ------      ------
     Total interest income                        8,736       9,419
                                                 ------      ------

Interest expense:
  Interest on deposits                            2,675       3,892
  Interest on securities sold under
     agreements to repurchase                       226         635
                                                 ------      ------
     Total interest expense                       2,901       4,527
                                                 ------      ------

     Net interest income                          5,835       4,892
Provision for loan losses                            75          75
                                                 ------      ------
     Net interest income after provision          5,760       4,817
                                                 ------      ------

Non-interest income:
  Service charges on deposit accounts               667         637
  Other fees and service charges                    141         123
  Securities gains                                   40           -
                                                 ------      ------
     Total non-interest income                      848         760
                                                 ------      ------

Non-interest expense:
  Salaries and employee benefits                  2,358       2,088
  Occupancy                                         299         297
  Data processing                                   313         241
  Furniture and equipment                           175         188
  Insurance                                          80          53
  Stationery and supplies                            65          74
  Telephone and fax                                  56          55
  Administrative service charges                     54          54
  Amortization                                        -          41
  Other                                             335         214
                                                 ------      ------
     Total non-interest expense                   3,735       3,305
                                                 ------      ------

Income before income taxes                        2,873       2,272
Provision for income taxes                          849         636
                                                 ------      ------
     Net income                                  $2,024      $1,636
                                                 ------      ------

Earnings per common and common equivalent share:
     Basic                                         $.56        $.45
     Diluted                                       $.54        $.44

Weighted average number of shares and common equivalent shares:
     Basic                                    3,612,581   3,602,311
     Diluted                                  3,766,992   3,691,908



     The accompanying notes are an integral part of these condensed consolidated financial statements



            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        For the three months ended March 31, 2002 and 2001
                         (In thousands)
                           (Unaudited)


                                              Three months ended
                                                   March 31,
                                                2002     2001
                                                ----      ----
Net income                                     $2,024    $1,636

Other comprehensive income(loss), net of tax:
  Unrealized holding gains(losses) arising
     during the period                           (447)    1,064
  Reclassification adjustment for gains
     realized in net income                       (25)        -
  Cumulative effect of a change in
     accounting principle                           -       114
                                               ------    ------
  Other comprehensive income(loss)               (472)    1,178
                                               ------    ------
Comprehensive income                           $1,552    $2,814
                                               ======    ======



     The accompanying notes are an integral part of these condensed consolidated financial statements











          COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended March 31, 2002 and 2001
                       (In thousands)
                        (Unaudited)

                                                   2002      2001
                                                   ----      ----
Cash flows from operating activities:
  Net income                                     $ 2,024   $ 1,636
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                           75        75
  Depreciation, amortization and accretion, net      192       229
  Gain on sale of investment securities              (40)        -
  Gain on sale of premises and equipment              (1)        -
  Change in accrued interest receivable             (291)      304
  Change in other assets                            (721)    1,023
  Change in accounts payable and accrued
     liabilities                                    1,610      (94)
  Change in accrued interest payable                  (27)     (38)
                                                  -------  -------
     Net cash provided by operating activities      2,821    3,135
                                                  -------  -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                               2,522    1,318
  Proceeds from maturities and sales of investment
     securities available for sale                 10,041   31,605
  Purchases of investment securities
     held to maturity                             (21,287)       -
  Purchases of investment securities
     available for sale                           (24,259) (16,723)
  Net (increase) decrease in loans                    441  (22,374)
  Purchases of premises and equipment                (176)     (78)
  Sales of premises and equipment                       1        -
                                                  -------  -------
     Net cash used in investing activities        (32,717)  (6,252)
                                                  -------  -------

Cash flows from financing activities:
  Net change in deposits                           17,252   19,358
  Net change in securities sold under
     agreements to repurchase                       8,483    2,819
  Dividends paid                                     (758)    (720)
  Proceeds from issuance of stock                      97       38
  Purchase of treasury stock                          (33)      (4)
                                                  -------  -------
     Net cash provided by financing activities     25,041   21,491
                                                  -------  -------

Increase (decrease) in cash and cash equivalents   (4,855)  18,374
Cash and cash equivalents at beginning of period   68,200   35,015
                                                  -------  -------
Cash and cash equivalents at end of period        $63,345  $53,389
                                                  =======  =======

Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                         $   440  $   715
                                                  =======  =======

  Income taxes paid                               $   160  $   132
                                                  =======  =======


    The accompanying notes are an integral part of these condensed consolidated financial statements





           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2001, 2000, and 1999 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.



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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


        Three Months Ended               Three Months Ended
          March 31, 2002                   March 31, 2001
--------------------------------  -------------------------------
  Income Shares Per-Share Income Shares Per-Share (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount
 ---------  -----------  ------    ---------  -----------  ------
Basic EPS
   $2,024      3,613      $.56      $1,636       3,602      $.45

Effect of
Dilutive
Options
        -        154      (.02)          -          90      (.01)
   ------      -----      ----      ------       -----      ----
Diluted EPS
   $2,024      3,767      $.54      $1,636       3,692      $.44
   ======      =====      ====      ======       =====      ====


3.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 142:  "Goodwill and Other Intangible Assets"

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provision, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

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

The Company adopted SFAS No. 142 effective January 1, 2002. The Company did not incur impairment losses for goodwill resulting from a transitional impairment test. The Company expects that the elimination of goodwill amortization will positively impact pre-tax net income by approximately $160,000 in 2002.


SFAS No. 144:  "Accounting for the Impairment or Disposal of
               Long-Lived Assets"

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SAFS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of this statement has not had a material effect on the Company's financial position, results of operations or cash flows.





          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended March 31, 2002, was $2.02 million, a 23% increase over the quarter ended March 31, 2001 of $1.64 million. Basic and diluted earnings per share were $.56 and $.54, respectively, for the first quarter of 2002, as compared to $.45 and $.44, respectively, for the first quarter of 2001.

The Company's first quarter tax-equivalent net interest income increased to $6.11 million, from $5.14 million in the corresponding quarter in 2001. The increase is due primarily to an increase in average earning assets of $50 million and to a higher yielding asset mix in 2002. The net interest margin for the quarter ended March 31, 2002 was 4.58%. This compares to 4.25% for the quarter ended March 31, 2001. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first quarter of 2002 increased by $88,000, or 12%, from the corresponding period of 2001. The increase for the first quarter of 2002 is primarily due to an increase in account activity charges of $29,000 and a gain on sale of investments of $40,000.

Salaries and employee benefits expense increased by $270,000, or 13%, for the first quarter of 2002, from the corresponding period of 2001. The increase is attributable to normal payroll increases and increased benefit costs.

Data processing expense increased by $72,000, or 30%, for the first quarter of 2002, as compared to the corresponding period in 2001. The increase is attributable to an increase in the number of accounts processed and to an increase in rates from the Company's service provider.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $4.66 million at March 31, 2002, as compared with $4.64 million at December 31, 2001. For the three months ended March 31, 2002, the allowance for loan losses was increased by the provision for loan losses of $75,000, and decreased by approximately $61,000 in net charge-offs. For the three months ended March 31, 2001, the allowance was increased with a provision for loan losses of $75,000 and decreased by approximately $6,000 in net charge-offs. The allowance as a percentage of total loans has increased to 1.33% at March 31, 2002, from 1.32% at December 31, 2001. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb losses in the loan portfolio.


Approximately $215 million, or 61% of total loans, was secured by nonresidential real estate, and $74.7 million, or 21% of total loans, was secured by residential real estate as of March 31, 2002. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at March 31, 2002.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $89 million, and Federal Funds purchased lines available at correspondent banks amounting to $13 million as of March 31, 2002.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $45.5 million of investment securities during the first three months of 2002. Funding for the above came primarily from increases in deposits of $17.3 million, increases in securities sold under agreements to repurchase of $8.5 million and increases from proceeds from maturities and sales of investment securities of $12.6 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 12.11%, 13.61%, and 8.08%, respectively, as of March 31, 2002.





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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2002.

               INTEREST RATE SENSITIVITY ANALYSIS
                     (Dollars in Thousands)

                            Term to Repricing
                                            Over 1 Year
                 90 Days   91-181  182-365   & Non-rate
                 or Less    Days     Days    Sensitive  Total
                 -------    ----     ----    ---------  -----
Interest-earning assets:
  Federal funds sold
                 $42,200   $     -  $     -  $      - $ 42,200
  Investment securities
                  21,254    11,413   28,118   104,204  164,989
  Gross loans (excluding non-accrual)
                  81,287    31,676   62,690   175,411  351,064
                --------   -------  -------  -------- --------
  Total interest-earning assets
                $144,741   $43,089  $90,808  $279,615 $558,253
                --------   -------  -------  -------- --------

Interest-bearing liabilities:
  Interest-bearing checking
               $      -   $     -  $     -  $ 64,918 $ 64,918
  Money market        -    13,044   13,044    26,086   52,174
  Savings             -         -        -    26,200   26,200
  Time deposits  79,545    57,225   63,102    41,657  241,529
  Borrowed funds 63,553         -        -         -   63,553
               --------   -------  -------  -------- --------
  Total interest-bearing liabilities
               $143,098   $70,269  $76,146  $158,861 $448,374
               --------   -------  -------  -------- --------

Interest sensitivity gap
               $  1,643  ($27,180) $14,662  $120,754 $109,879

Cumulative gap $  1,643  ($25,537)($10,875) $109,879

Cumulative ratio of interest-earning assets to
  interest-bearing liabilities
                   101%       88%      96%      125%
Cumulative gap as a percentage of total
  interest-earning assets
                   0.3%     (4.6%)   (1.9%)    19.7%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over
1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2002, the Bank's simulation analysis projects an increase to net interest income of 5.25%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 4.22%. These projected levels are within the Bank's policy limits.






                  PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          All exhibits are omitted because they are not applicable.

(b)       Reports on Form 8-K.  No report on Form 8-K was filed
          During the quarter ended March 31, 2002.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
      (Registrant)



/s/   Barbara E. Reed
-----------------------
Senior Vice President &
Chief Financial Officer



Date:   May 13, 2002
      ---------------