Form 10-Q
period 2002-06-30
COMMERCIAL BANKSHARES INC
filed 2002-08-12
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2002

Commission File Number 00-22246
                       --------


                    COMMERCIAL BANKSHARES, INC.
------------------------------------------------------------------
      (Exact name of Registrant as specified in its charter)



             FLORIDA                           65-0050176
------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer
  incorporation or organization)           Identification No.)


 1550 S.W. 57th Avenue, Miami, Florida                  33144
------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                         (305) 267-1200
------------------------------------------------------------------
      (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No    .
     ---     ---


CLASS                              OUTSTANDING AT August 9, 2002
-----                              -----------------------------
COMMON STOCK, $.08 PAR VALUE       3,636,055 SHARES







                           TABLE OF CONTENTS




PART I    Item 1.   Financial Statements                     1
          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                               8
          Item 3.   Quantitative and Qualitative Disclosures
                    About Market Risk                       10

PART II   Item 6.   Exhibits and Reports on Form 8-K        12










                 PART I - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 2002 and December 31, 2001
            (Dollars in thousands, except share data)


                                        6/30/2002   12/31/2001
                                        ---------   ----------
Assets:                                (Unaudited)
Cash and due from banks                  $ 23,008    $ 21,420
Federal funds sold                         47,700      46,780
                                         --------    --------
   Total cash and cash equivalents         70,708      68,200

Investment securities available for sale,
   at fair value (cost of $117,993 in 2002
   and $107,126 in 2001)                  123,980     111,138
Investment securities held to maturity,
   at cost (fair value of $44,037 in 2002
   and $25,332 in 2001)                    43,017      24,664
Loans, net                                355,196     346,251
Premises and equipment, net                12,566      12,554
Accrued interest receivable                 3,410       2,790
Goodwill, net                                 253         253
Other assets                                3,711       3,078
                                         --------    --------
   Total assets                          $612,841    $568,928
                                         ========    ========

Liabilities and stockholders' equity:
 Deposits:
 Demand                                  $ 95,975    $ 94,453
 Interest-bearing checking                 66,215      65,630
 Money market accounts                     55,772      51,958
 Savings                                   26,784      24,896
 Time                                     244,194     225,569
                                         --------    --------
   Total deposits                         488,940     462,506

Securities sold under agreements
  to repurchase                            64,585      53,436
Accrued interest payable                      549         633
Accounts payable and accrued liabilities    4,321       2,228
                                         --------    --------
   Total liabilities                      558,395     518,803
                                         --------    --------

Stockholders' equity:
 Common stock, $.08 par value, 6,250,000
   Authorized shares, 3,990,531 issued
   (3,962,440 in 2001)                        318         316
 Additional paid-in capital                44,455      44,041
 Retained earnings                         12,487       9,786
 Accumulated other comprehensive income     3,930       2,686
 Treasury stock, 354,177 shares
   (352,571 in 2001), at cost              (6,744)     (6,704)
                                         --------    --------
   Total stockholders' equity              54,446      50,125
                                         --------    --------
Total liabilities
   and stockholders' equity              $612,841    $568,928
                                         ========    ========


      The accompanying notes are an integral part of these condensed consolidated financial statements







          COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended June 30, 2002 and 2001
           (Dollars in thousands, except share data)
                          (Unaudited)


                                               2002        2001
Interest income:                               ----        ----
 Interest and fees on loans                  $6,358      $6,959
 Interest on investment securities            2,542       2,375
 Interest on federal funds sold                 118         245
                                             ------      ------
   Total interest income                      9,018       9,579
                                             ------      ------

Interest expense:
 Interest on deposits                         2,535       3,844
 Interest on securities sold under
 agreements to repurchase                       263         597
                                             ------      ------
   Total interest expense                     2,798       4,441
                                             ------      ------
   Net interest income                        6,220       5,138
Provision for loan losses                        75         100
                                             ------      ------
   Net interest income after provision        6,145       5,038
                                             ------      ------

Non-interest income:
 Service charges on deposit accounts            647         671
 Other fees and service charges                 151         166
 Securities losses                               (7)          -
                                             ------      ------
   Total non-interest income                    791         837
                                             ------      ------

Non-interest expense:
 Salaries and employee benefits               2,317       2,080
 Occupancy                                      320         301
 Data processing                                272         253
 Furniture and equipment                        191         186
 Insurance                                       85          54
 Stationery and supplies                         66          62
 Administrative service charges                  60          59
 Telephone and fax                               55          59
 Amortization                                     -          41
 Other                                          320         325
                                             ------      ------
   Total non-interest expense                 3,686       3,420
                                             ------      ------

Income before income taxes                    3,250       2,455
Provision for income taxes                      978         708
                                             ------      ------
   Net income                                $2,272      $1,747
                                             ======      ======

Earnings per common and common equivalent share:
  Basic                                        $.63        $.48
  Diluted                                      $.60        $.47

Weighted average number of shares and common equivalent shares:
  Basic                                   3,623,097   3,609,027
  Diluted                                 3,803,550   3,715,044



     The accompanying notes are an integral part of these condensed consolidated financial statements





        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      For the six months ended June 30, 2002 and 2001
         (Dollars in thousands, except share data)
                        (Unaudited)


                                              2002        2001
Interest income:                              ----        ----
 Interest and fees on loans                 $12,771     $13,460
 Interest on investment securities            4,716       5,011
 Interest on federal funds sold                 267         527
                                            -------     -------
   Total interest income                     17,754      18,998
                                            -------     -------

Interest expense:
 Interest on deposits                         5,210       7,736
 Interest on securities sold under
   areements to repurchase                      489       1,232
                                            -------     -------
   Total interest expense                     5,699       8,968
                                            -------     -------

   Net interest income                       12,055      10,030
Provision for loan losses                       150         175
                                            -------     -------
   Net interest income after provision       11,905       9,855
                                            -------     -------

Non-interest income:
 Service charges on deposit accounts          1,314       1,308
 Other fees and service charges                 292         289
 Securities gains                                33           -
                                            -------     -------
   Total non-interest income                  1,639       1,597
                                            -------     -------

Non-interest expense:
 Salaries and employee benefits               4,675       4,168
 Occupancy                                      619         598
 Data processing                                585         494
 Furniture and equipment                        366         374
 Insurance                                      165         107
 Stationery and supplies                        131         136
 Administrative service charges                 114         113
 Telephone and fax                              111         114
 Amortization                                     -          81
 Other                                          655         540
                                            -------     -------
   Total non-interest expense                 7,421       6,725
                                            -------     -------

Income before income taxes                    6,123       4,727
Provision for income taxes                    1,827       1,344
                                            -------     -------
   Net income                               $ 4,296     $ 3,383
                                            =======     =======

Earnings per common and common equivalent share:
  Basic                                       $1.19        $.94
  Diluted                                     $1.14        $.91

Weighted average number of shares and common equivalent shares:
  Basic                                   3,617,867   3,605,697
  Diluted                                 3,782,338   3,703,844



       The accompanying notes are an integral part of these condensed consolidated financial statements






           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    For the three and six months ended June 30, 2002 and 2001
                         (In thousands)
                          (Unaudited)


                                           Three months ended
                                                June 30,
                                             2002      2001
                                             ----      ----
Net income                                  $2,272    $1,747

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                        1,712        10
  Reclassification adjustment for losses
    realized in net income                       4         -
                                            ------    ------
  Other comprehensive income                 1,716        10
                                            ------    ------

Comprehensive income                        $3,988    $1,757
                                            ======    ======







                                            Six months ended
                                                June 30,
                                             2002      2001
                                             ----      ----
Net income                                  $4,296    $3,383

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                        1,265     1,074
  Reclassification adjustment for gains
    realized in net income                     (21)        -
  Cumulative effect of a change in
    accounting principle for reclassification
    of securities upon adoption of FAS133        -       114
                                            ------    ------
  Other comprehensive income                 1,244     1,188
                                            ------    ------

Comprehensive income                        $5,540    $4,571
                                            ======    ======



     The accompanying notes are an integral part of these condensed consolidated financial statements






        COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six months ended June 30, 2002 and 2001
                      (In thousands)
                       (Unaudited)

  2002      2001
                                               ----      ----
Cash flows from operating activities:
  Net income                                 $ 4,296   $ 3,383
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Provision for loan losses                      150       175
  Depreciation, amortization and accretion, net  321       476
  Gain on sale of investment securities          (33)        -
  Gain on sale of premises and equipment          (1)        -
  Change in accrued interest receivable         (620)      753
  Change in other assets                        (633)      906
  Change in accounts payable and
    accrued liabilities                        1,321      (375)
  Change in accrued interest payable             (84)     (105)
                                             -------   -------
    Net cash provided by operating activities  4,717     5,213
                                             -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment
    Securities held to maturity               16,690     3,488
  Proceeds from maturities and sales of
    Investment securities available for sale  27,816    53,296
  Purchases of investment securities
    held to maturity                         (36,286)        -
  Purchases of investment securities
    available for sale                       (37,438)  (22,186)
  Net change in loans                         (9,095)  (55,659)
  Purchases of premises and equipment           (303)     (153)
  Sales of premises and equipment                  1         -
                                             -------   -------
    Net cash used in investing activities    (38,615)  (21,214)
                                             -------   -------

Cash flows from financing activities:
  Net change in deposits                      26,434    23,441
  Net change in securities sold under
    agreements to repurchase                  11,149       944
  Dividends paid                              (1,553)   (1,441)
  Proceeds from issuance of stock                416       120
  Purchase of treasury stock                     (40)       (9)
                                             -------   -------
    Net cash provided by financing activities 36,406    23,055
                                             -------   -------

Increase in cash and cash equivalents          2,508     7,054
Cash and cash equivalents at beginning
  of period                                   68,200    35,015
                                             -------   -------
Cash and cash equivalents at end of period   $70,708   $42,069
                                             =======   =======

Supplemental disclosures:
  Interest paid (net of amounts credited
    to deposit accounts)                     $   863   $ 1,438
                                             =======   =======

  Income taxes paid                          $ 1,948   $ 1,330
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.



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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


     Three Months Ended                Three Months Ended
        June 30, 2002                    June 30, 2001
-------------------------------   -------------------------------
   Income Shares Per-Share Income Shares Per-Share (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount
 ---------  -----------  ------    ---------  -----------  ------
Basic EPS
   $2,272      3,623      $.63      $1,747       3,609      $.48

Effect of
Dilutive
Options
        -        181      (.03)          -         106      (.01)
   ------      -----      ----      ------       -----      ----
Diluted EPS
   $2,272      3,804      $.60      $1,747       3,715      $.47
   ======      =====      ====      ======       =====      ====



       Six Months Ended                    Six Months Ended
         June 30, 2002                       June 30, 2001
-------------------------------   -------------------------------
  Income Shares Per-Share Income Shares Per-Share (Numerator)(Denominator) Amount (Numerator)(Denominator) Amount
 ---------  -----------  ------    ---------  -----------  ------
Basic EPS
   $4,296      3,618     $1.19      $3,383       3,606      $.94

Effect of
Dilutive
Options
        -        164      (.05)          -          98      (.03)
   ------      -----     -----      ------       -----      ----
Diluted EPS
   $4,296      3,782     $1.14      $3,383       3,704      $.91
   ======      =====     =====      ======       =====      ====


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

     Changes in the carrying amount of goodwill from period-to-
       period;
     The carrying amount of goodwill by major intangible assets class, and
     The estimated intangible amortization for the next five years

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







        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended June 30, 2002, was $2.27 million, a 30% increase over the quarter ended June 30, 2001 of $1.75 million. Basic and diluted earnings per share were $.63 and $.60, respectively, for the second quarter of 2002, as compared to $.48 and $.47, respectively, for the second quarter of 2001.

For the six months ended June 30, 2002, the Company's net income was $4.30 million, a 27% increase over the six months ended
June 30, 2001 of $3.38 million. Basic and diluted earnings per share were $1.19 and $1.14, respectively, for the six months ended June 30, 2002 as compared to $.94 and $.91, respectively, for the six months ended June 30, 2001.

The Company's second quarter tax-equivalent net interest income increased to $6.52 million, from $5.39 million in the corresponding quarter in 2001. The increase is due primarily to an increase in average earning assets of $48 million and to a higher net interest yield in 2002. The annualized net interest yield for the quarter and six months ended June 30, 2002 was 4.66% and 4.62%, respectively. This compares to 4.21% and 4.23% for the quarter and six months ended June 30, 2001. The net interest yield has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 2002 decreased by $46,000, or 6%, and increased by $42,000 or 3% for the first six months of 2002, from the corresponding periods of 2001. The decrease in quarter activity is primarily due to a decrease in account overdraft activity charges of $39,000. The increase in year to date activity is due to a net gain on sale of investments of $33,000.

Salaries and employee benefits expense increased by $237,000, or 11%, for the second quarter of 2002, and by $507,000, or 12%, for the first six months of 2002, from the corresponding periods of 2001. The increase is attributable to normal payroll increases and increased benefit costs.

Data processing expense increased by $19,000, or 8%, for the second quarter of 2002, and by $91,000, or 18%, for the first six months of 2002, as compared to the corresponding periods in 2001. The increase is attributable to an increase in the number of accounts processed and to an increase in rates from the Company's service provider.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $4.73 million at June 30, 2002, as compared with $4.64 million at December 31, 2001. For the six months ended June 30, 2002, the allowance for loan losses was increased by the provision for loan losses of $150,000, and decreased by approximately $60,000 in net charge-offs. For the six months ended June 30, 2001, the allowance was increased with a provision for loan losses of $175,000 and decreased by approximately $29,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.31% at June 30, 2002, from 1.32% at December 31, 2001. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.


Approximately $221 million, or 61%, of total loans was secured by nonresidential real estate, and $80.0 million, or 22%, of total loans was secured by residential real estate as of June 30, 2002. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 2002.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $91 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of June 30, 2002.

The Bank's primary use of funds is to originate loans and purchase investment securities. Loans increased by $9.1 million, and the Bank purchased $73.7 million of investment securities during the first six months of 2002. Funding for the above came primarily from increases in deposits of $26.4 million, increases in securities sold under agreements to repurchase of $11.1 million and from proceeds from maturities and sales of investment securities of $44.5 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 12.35%, 13.84%, and 8.17%, respectively, as of June 30, 2002.





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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's
GAP analysis at June 30, 2002.

              INTEREST RATE SENSITIVITY ANALYSIS
                    (Dollars in Thousands)

                                Term to Repricing
                                -----------------
                                              Over 1 Year
                  90 Days    91-181  182-365   & Non-rate
                  or Less     Days     Days    Sensitive  Total
                  -------    ------  -------  ----------- -----
Interest-earning assets:
  Federal funds sold
                 $ 47,700   $     -  $     -  $      - $ 47,700
  Investment securities
                   21,103     7,456   28,008   107,423  163,990
  Gross loans
    (excluding non-accrual)
                   79,178    27,349   55,701   198,362  360,590
                  -------   -------  -------  -------- --------
  Total interest-
    earning assets
                 $147,981   $34,805  $83,709  $305,785 $572,280
                 --------   -------  -------  -------- --------

Interest-bearing liabilities:
  Interest-bearing checking
                 $      -   $     -  $     -  $ 66,215 $ 66,215
  Money market
                        -    13,943   13,943    27,886   55,772
  Savings
                        -         -        -    26,784   26,784
  Time deposits
                   76,572    52,194   60,462    54,966  244,194
  Borrowed funds
                   66,640         -        -         -   66,640
                 --------   -------  -------  -------- --------
  Total interest-bearing
    liabilities  $143,212   $66,137  $74,405  $175,851 $459,605
                 --------   -------  -------  -------- --------

Interest sensitivity gap
                 $  4,769  ($31,332) $ 9,304  $129,934 $112,675

Cumulative gap   $  4,769  ($26,563)($17,259) $112,675

Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities
                     103%       87%      94%      125%
Cumulative gap as a percentage
  of total interest-
  earning assets      .8%     (4.6%)   (3.0%)    19.7%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income.
As of June 30, 2002, the Bank's simulation analysis projects an increase to net interest income of 5.78%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 5.97%. These projected levels are within the Bank's policy limits.







                PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Certification Pursuant to 18 U.S.C. Section 1350, As
     Adopted Pursuant To Section 906 of the Sarbanes-Oxley
     Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of
     section 13(a) or 15(d), as applicable of the Securities
     Exchange Act of 1934, as amended; and
2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



 /s/   Joseph W. Armaly
-----------------------
Joseph W. Armaly
Chief Executive Officer
August 12, 2002


In connection with the Quarterly Report of Commercial
Bankshares, Inc., (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of
     section 13(a) or 15(d), as applicable of the Securities Exchange Act of 1934, as amended; and
2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/   Barbara E. Reed
-----------------------
Barbara E. Reed
Chief Financial Officer
August 12, 2002


(b) Reports on Form 8-K

Form 8-K was filed during the quarter ended June 30, 2002 to announce the extension of a stock repurchase plan whereby up to $4 million can be used to buy shares of Commercial Bankshares, Inc. common stock in open market and negotiated transactions during the next 24 months.







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
(Registrant)



/s/   Barbara E. Reed
-----------------------
Barbara E. Reed
Senior Vice President &
Chief Financial Officer



Date:   August 12, 2002
       -----------------





16