Form 10-Q
period 2002-09-30
COMMERCIAL BANKSHARES INC
filed 2002-11-13
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2002

Commission File Number 00-22246



                  COMMERCIAL BANKSHARES, INC.
-----------------------------------------------------------------
    (Exact name of Registrant as specified in its charter)



           FLORIDA                               65-0050176
-----------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer
 incorporation or organization)              Identification No.)


   1550 S.W. 57th Avenue, Miami, Florida                  33144
-----------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)


                       (305) 267-1200
-----------------------------------------------------------------
      (Registrant's Telephone Number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No    .
     ---     ---


CLASS                          OUTSTANDING AT November 12, 2002
-----                          --------------------------------
COMMON STOCK, $.08 PAR VALUE   3,642,948 SHARES




                       TABLE OF CONTENTS




PART I   Item 1.   Financial Statements                          1
         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                    9
         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                            12
         Item 4.   Controls and Procedures                      13

PART II  Item 6.   Exhibits and Reports on Form 8-K             14








                  PART I - FINANCIAL INFORMATION

                   ITEM I - FINANCIAL STATEMENTS

             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEETS
              September 30, 2002 and December 31, 2001
              (Dollars in thousands, except share data)


                                          9/30/2002   12/31/2001
                                          ---------   ----------
Assets:                                       (Unaudited)
  Cash and due from banks                  $ 23,581    $ 21,420
  Federal funds sold                         65,540      46,780
                                           --------    --------
     Total cash and cash equivalents         89,121      68,200

  Investment securities available for sale,
     at fair value (cost of $161,069 in 2002
     and $107,126 in 2001)                  168,931     111,138
  Investment securities held to maturity,
     at cost (fair value of $72,422 in 2002
     and $25,332 in 2001)                    71,154      24,664
  Loans, net                                338,324     346,251
  Premises and equipment, net                12,584      12,554
  Accrued interest receivable                 3,326       2,790
  Goodwill, net                                 253         253
  Other assets                                4,064       3,078
                                           --------    --------
     Total assets                          $687,757    $568,928
                                           ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                   $107,168    $ 94,453
  Interest-bearing checking                  93,336      65,630
  Money market accounts                      61,954      51,958
  Savings                                    27,105      24,896
  Time                                      280,101     225,569
                                           --------    --------
     Total deposits                         569,664     462,506

  Securities sold under agreements
     to repurchase                           53,882      53,436
  Accrued interest payable                      564         633
  Accounts payable and accrued liabilities    6,493       2,228
                                           --------    --------
     Total liabilities                      630,603     518,803
                                           --------    --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.08 par value,
    6,250,000 authorized shares,
    3,992,531 issued (3,962,440 in 2001)        318         316
  Additional paid-in capital                 44,479      44,041
  Retained earnings                          14,013       9,786
  Accumulated other comprehensive income      5,112       2,686
  Treasury stock, 355,056 shares
     (352,571 in 2001), at cost              (6,768)     (6,704)
                                           --------    --------
     Total stockholders' equity              57,154      50,125
                                           --------    --------
     Total liabilities
       and stockholders' equity            $687,757    $568,928
                                           ========    ========


      The accompanying notes are an integral part of these condensed consolidated financial statements









             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       For the three months ended September 30, 2002 and 2001
             (Dollars in thousands, except share data)
                          (Unaudited)


                                               2002        2001
                                               ----        ----
Interest income:
  Interest and fees on loans                  $6,294      $6,934
  Interest on investment securities            2,538       2,184
  Interest on federal funds sold                 251         272
                                              ------      ------
     Total interest income                     9,083       9,390
                                              ------      ------

Interest expense:
  Interest on deposits                         2,663       3,620
  Interest on securities sold under
     agreements to repurchase                    273         431
                                              ------      ------
     Total interest expense                    2,936       4,051
                                              ------      ------

     Net interest income                       6,147       5,339
Provision for loan losses                         20         250
                                              ------      ------
     Net interest income after provision       6,127       5,089
                                              ------      ------
Non-interest income:
  Service charges on deposit accounts            655         670
  Other fees and service charges                 133         155
  Securities gains                                 -         147
                                              ------      ------
     Total non-interest income                   788         972
                                              ------      ------

Non-interest expense:
  Salaries and employee benefits               2,239       2,112
  Occupancy                                      320         325
  Data processing                                265         263
  Furniture and equipment                        176         178
  Insurance                                       86          64
  Stationery and supplies                         65          68
  Administrative service charges                  61          58
  Telephone and fax                               61          56
  Amortization                                     -          41
  Other                                          221         339
                                              ------      ------
     Total non-interest expense                3,494       3,504
                                              ------      ------

Income before income taxes                     3,421       2,557
Provision for income taxes                     1,058         744
                                              ------      ------
     Net income                               $2,363      $1,813
                                              ======      ======

Earnings per common and common equivalent share:
     Basic                                      $.65        $.50
     Diluted                                    $.62        $.48

Weighted average number of shares and common equivalent shares:
     Basic                                 3,636,518   3,607,596
     Diluted                               3,811,491   3,742,937



       The accompanying notes are an integral part of these condensed consolidated financial statements








             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the nine months ended September 30, 2002 and 2001
              (Dollars in thousands, except share data)
                            (Unaudited)


                                                2002        2001
                                                ----        ----
Interest income:
  Interest and fees on loans                  $19,065     $20,394
  Interest on investment securities             7,254       7,195
  Interest on federal funds sold                  518         799
                                              -------     -------
     Total interest income                     26,837      28,388
                                              -------     -------

Interest expense:
  Interest on deposits                          7,873      11,356
  Interest on securities sold under
     agreements to repurchase                     762       1,663
                                              -------     -------
     Total interest expense                     8,635      13,019
                                              -------     -------

     Net interest income                       18,202      15,369
Provision for loan losses                         170         425
                                              -------     -------
     Net interest income after provision       18,032      14,944
                                              -------     -------

Non-interest income:
  Service charges on deposit accounts           1,969       1,978
  Other fees and service charges                  425         444
  Securities gains                                 33         147
                                              -------     -------
     Total non-interest income                  2,427       2,569
                                              -------     -------

Non-interest expense:
  Salaries and employee benefits                6,914       6,280
  Occupancy                                       939         923
  Data processing                                 850         757
  Furniture and equipment                         542         552
  Insurance                                       252         171
  Stationery and supplies                         196         205
  Administrative service charges                  175         171
  Telephone and fax                               173         170
  Amortization                                      -         122
  Other                                           874         878
                                              -------     -------
     Total non-interest expense                10,915      10,229
                                              -------     -------

Income before income taxes                      9,544       7,284
Provision for income taxes                      2,885       2,088
                                              -------     -------
     Net income                               $ 6,659     $ 5,196
                                              =======     =======
Earnings per common and common equivalent share:
     Basic                                      $1.84       $1.44
     Diluted                                    $1.76       $1.40

Weighted average number of shares and common equivalent shares:
     Basic                                  3,624,152   3,605,989
     Diluted                                3,791,515   3,713,862



        The accompanying notes are an integral part of these condensed consolidated financial statements









             COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   For the three and nine months ended September 30, 2002 and 2001
                        (In thousands)
                          (Unaudited)




                                           Three months ended
                                              September 30,
                                              2002      2001
                                              ----      ----

Net income                                  $2,363    $1,813

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                        1,182       985
  Reclassification adjustment for gains
    realized in net income                       -      (101)
                                            ------    ------
  Other comprehensive income                 1,182       884
                                            ------    ------
Comprehensive income                        $3,545    $2,697
                                            ======    ======



                                           Nine months ended
                                              September 30,
                                             2002      2001
                                             ----      ----

Net income                                 $6,659    $5,196

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period                       2,447     2,059
  Reclassification adjustment for gains
    realized in net income                    (21)     (101)
  Cumulative effect of a change in accounting
    principle for reclassification of
    securities upon adoption of SFAS No. 133    -       114
                                           ------    ------
  Other comprehensive income                2,426     2,072
                                           ------    ------
Comprehensive income                       $9,085    $7,268
                                           ======    ======






     The accompanying notes are an integral part of these condensed consolidated financial statements









            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the nine months ended September 30, 2002 and 2001
                         (In thousands)
                           (Unaudited)
                                                           2002      2001
                                                          -----     -----
Cash flows from operating activities:
  Net income                                            $ 6,659   $ 5,196
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                                 170       425
  Depreciation, amortization and accretion, net             420       662
  Gain on sale of investment securities                     (33)     (147)
  Gain on sale of premises and equipment                     (1)        -
  Change in accrued interest receivable                    (536)      843
  Change in other assets                                   (986)    1,199
  Change in accounts payable and accrued liabilities      2,762      (749)
  Change in accrued interest payable                        (69)     (157)
                                                        -------   -------
     Net cash provided by operating activities            8,386     7,272
                                                        -------   -------

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                    23,554     5,129
  Proceeds from maturities and sales of investment
     securities available for sale                       57,113    68,319
  Purchases of investment securities
     held to maturity                                   (71,286)        -
  Purchases of investment securities
     available for sale                                (109,765)  (44,614)
  Net change in loans                                     7,757   (50,115)
  Purchases of premises and equipment                      (466)     (205)
  Sales of premises and equipment                             1         -
                                                        -------    ------
     Net cash used in investing activities              (93,092)  (21,486)
                                                        -------   -------

Cash flows from financing activities:
  Net change in deposits                                107,158    30,575
  Net change in securities sold under
     agreements to repurchase                               446    (2,782)
  Dividends paid                                         (2,353)   (2,163)
  Proceeds from issuance of stock                           440       137
  Purchase of treasury stock                                (64)     (107)
                                                        -------   -------
     Net cash provided by financing activities          105,627    25,660

Increase in cash and cash equivalents                    20,921    11,446
Cash and cash equivalents at beginning of period         68,200    35,015
                                                        -------   -------
Cash and cash equivalents at end of period              $89,121   $46,461
                                                        =======   =======

Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                               $ 1,330   $ 2,144
                                                        =======   =======

  Income taxes paid                                     $ 3,058   $ 2,182
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.



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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


        Three Months Ended             Three Months Ended
        September 30, 2002             September 30, 2001
 -------------------------------  -------------------------------
  Income      Shares   Per-Share   Income      Shares   Per-Share
(Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
 ---------  -----------  ------   ---------  -----------  ------
Basic EPS
  $2,363       3,637      $.65     $1,813       3,608      $.50

Effect of
Dilutive
Options
       -         174      (.03)         -         135      (.02)
  ------       -----      ----     ------       -----      ----
Diluted EPS
  $2,363       3,811      $.62     $1,813       3,743      $.48
  ======       =====      ====     ======       =====      ====




         Nine Months Ended                 Nine Months Ended
        September 30, 2002                September 30, 2001
 --------------------------------  --------------------------------
   Income     Shares   Per-Share    Income      Shares   Per-Share
(Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
 ---------  -----------  ------    ---------  -----------  ------
Basic EPS
  $6,659       3,624     $1.84      $5,196       3,606     $1.44

Effect of
Dilutive
Options
       -         168      (.08)          -         108      (.04)
  ------       -----     -----      ------       -----     -----
Diluted EPS
  $6,659       3,792     $1.76      $5,196       3,714     $1.40
  ======       =====     =====      ======       =====     =====


3.  NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 142:  "Goodwill and Other Intangible Assets"

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Except for goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to its provision, SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001.

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



                           Three months ended   Nine Months ended
                             September 30,        September 30,
                           ------------------   -----------------
                             2002     2001        2002     2001
                             ----     ----        ----     ----
                                  (Dollars in thousands,
                                 except per share amounts)

Net income:
Income before income taxes  $3,421   $2,557      $9,544   $7,284
Add back:
  Amortization of goodwill
     previously amortized        -       41           -      122
                            ------   ------      ------   ------

Income before income taxes,
  excluding amortization
  of goodwill                3,421    2,598       9,544    7,406
Provision for income taxes   1,058      744       2,885    2,088
                            ------   ------      ------   ------

Adjusted net income         $2,363   $1,854      $6,659   $5,318
                            ======   ======      ======   ======

Basic earnings per share:
Earnings per share,
  as reported               $  .65   $  .50      $ 1.84   $ 1.44
Goodwill amortization            -      .01           -      .04
                            ------   ------      ------   ------
Adjusted earnings per share $  .65   $  .51      $ 1.84   $ 1.48
                            ======   ======      ======   ======

Diluted earnings per share:
Earnings per share,
  as reported               $  .62   $  .48      $ 1.76   $ 1.40
Goodwill amortization            -      .02           -      .03
                            ------   ------      ------   ------
Adjusted earnings per share $  .62   $  .50      $ 1.76   $ 1.43
                            ======   ======      ======   ======



SFAS No. 144:  "Accounting for the Impairment or Disposal of Long-
Lived Assets"

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and was written to provide a single model for the disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provision of Accounting principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted the provision of SFAS No. 144 effective January 1, 2002. The implementation of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.


SFAS No. 147:  "Acquisitions of Certain Financial Institutions"

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses the treatment of goodwill related to branch acquisitions. It requires that goodwill meeting certain criteria be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 in January 2002 and will adopt SFAS No. 147 in the fourth quarter of 2002. The implementation of this statement is not expected to have a material effect on the Company's financial position, results of operations or cash flows.



          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's net income reported for the quarter ended September 30, 2002, was $2.36 million, a 30% increase over the quarter ended September 30, 2001 of $1.81 million. Basic and diluted earnings per share were $.65 and $.62, respectively, for the third quarter of 2002, as compared to $.50 and $.48, respectively, for the third quarter of 2001.

For the nine months ended September 30, 2002, the Company's net income was $6.66 million, a 28% increase over the nine months ended September 30, 2001 of $5.20 million. Basic and diluted earnings per share were $1.84 and $1.76, respectively, for the nine months ended September 30, 2002 as compared to $1.44 and $1.40, respectively, for the nine months ended September 30, 2001.

The Company's third quarter tax-equivalent net interest income increased to $6.41 million, from $5.61 million in the corresponding quarter in 2001. The increase is due primarily to an increase in average earning assets of $79 million. The annualized net interest yield for the quarter and nine months ended September 30, 2002 was 4.26% and 4.49%, respectively. This compares to 4.30% and 4.25% for the quarter and nine months ended September 30, 2001. The net interest yield has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the third quarter of 2002 decreased by $184,000, or 19%, and decreased by $142,000 or 6% for the first nine months of 2002, from the corresponding periods of 2001. The decrease in quarter activity is due to decreases in account overdraft activity charges of $26,000 and net gain on sale of investments of $147,000 in 2001. The decrease in year to date activity is due to a net gain on sale of investments of $147,000 in 2001.

Salaries and employee benefits expense increased by $127,000, or 6%, for the third quarter of 2002, and by $634,000, or 10%, for the first nine months of 2002, from the corresponding periods of 2001. The increase is attributable to normal payroll increases and increased benefit costs.

Occupancy and Furniture and Equipment expenses for the third quarter and nine months ended September 30, 2002, did not fluctuate from the same periods in the prior year.

Data Processing expense for the quarter ended September 30, 2002 did not fluctuate and increased $93,000 for the nine months ended
September 30, 2002.   The increase is attributable to an increase
in the number of accounts processed and to an increase in rates from the Company's service provider.

Other miscellaneous expenses decreased by $131,000, or 21%, for the third quarter of 2002, and by $47,000, or 3%, for the first nine months of 2002, as compared to the corresponding periods in 2001. The decrease in quarter activity is due to decreases in legal and professional of $50,000, goodwill amortization of $41,000 and miscellaneous expenses of $39,000, partially offset by an increase in insurance of $22,000. The decrease in year to date activity is due to a decrease in goodwill amortization of $122,000, partially offset by an increase in insurance of $81,000.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was approximately $4.75 million at September 30, 2002, as compared with $4.64 million at December 31, 2001. For the nine months ended September 30, 2002, the allowance for loan losses was increased by the provision for loan losses of $170,000, and decreased by approximately $62,000 in net charge-offs. For the nine months ended September 30, 2001, the allowance was increased with a provision for loan losses of $425,000 and decreased by approximately $10,000 in net charge-offs. The allowance as a percentage of total loans has increased to 1.38% at September
30, 2002, from 1.32% at December 31, 2001. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.


Approximately $212 million, or 62%, of total loans was secured by non-residential real estate, and $77.0 million, or 22%, of total loans was secured by residential real estate as of September 30, 2002. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at September 30, 2002.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home
Loan Bank amounting to $102 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of September 30, 2002.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $181.1 million of investment securities during the first nine months of 2002, and loans decreased by $7.8 million. Funding for the above came primarily from increases in deposits of $107.2 million and from proceeds from maturities and sales of investment securities of $80.7 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 12.79%, 14.27%, and 7.51%, respectively, as of September 30, 2002.






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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 2002.





               INTEREST RATE SENSITIVITY ANALYSIS
                     (Dollars in Thousands)

                                Term to Repricing
                    --------------------------------------------
                                                Over 1 Year
                    90 Days  91-181   182-365   & Non-rate
                    or Less   Days      Days    Sensitive  Total
                    -------   ----      ----    ---------  -----

Interest-earning assets:
   Federal funds sold
                    $65,540  $     -  $      -  $      - $ 65,540
   Investment securities
                     59,257   38,237    46,119    93,680  237,293
   Gross loans
     (excluding non-accrual)
                     79,557   33,003  _ 53,523   177,621  343,704
                   --------  -------  --------  -------- --------
   Total interest-
     earning assets
                   $204,354  $71,240  $ 99,642  $271,301 $646,537
                   --------  -------  --------  -------- --------

Interest-bearing liabilities:
   Interest-bearing checking
                   $      -  $     -  $      -  $ 93,336 $ 93,336
   Money market
                          -   15,489    15,489    30,976   61,954
   Savings
                          -        -         -    27,105   27,105
   Time deposits
                     62,364   64,779    60,372    92,586  280,101
   Borrowed funds
                     56,094        -         -         -   56,094
                   --------  -------  --------  -------- --------
   Total interest-bearing
     liabilities   $118,458  $80,268  $ 75,861  $244,003 $518,590
                   --------  -------  --------  -------- --------

Interest sensitivity gap
                   $ 85,896 ($ 9,028) $ 23,781  $ 27,298 $127,947

Cumulative gap     $ 85,896  $76,868  $100,649  $127,947

Cumulative ratio of interest-
   earning assets to interest-
   bearing liabilities
                       173%     139%      137%      125%

Cumulative gap as a percentage
   of total interest-
   earning assets     13.3%    11.9%     15.6%     19.8%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest-bearing checking and savings accounts have been allocated to the "over 1 year" category, and money market accounts 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2002, the Bank's simulation analysis projects an increase to net interest income of 3.99%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 3.06%. These projected levels are within the Bank's policy limits.




                ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within ninety days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commissions rules. The Company's controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.








                    PART II - OTHER INFORMATION


             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits:
99.1 Certification of Chief Executive Officer pursuant to
      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.
99.2 Certification of Chief Financial Officer pursuant to
      18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002.

(a) Reports on Form 8-K
No reports were filed on Form 8-K during the quarter ended
September 30, 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Commercial Bankshares, Inc.
---------------------------
      (Registrant)


  /s/ Joseph W. Armaly
----------------------
Joseph W. Armaly
Chief Executive Officer


  /s/   Barbara E. Reed
-----------------------
Barbara E. Reed
Chief Financial Officer



Date:   November 13, 2002
        -----------------









CERTIFICATION

I, Joseph W. Armaly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit any statement of a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002                COMMERCIAL BANKSHARES, INC.


                                         /s/ Joseph W. Armaly
                                        ---------------------
                                         Joseph W. Armaly
                                         Chief Executive Officer



CERTIFICATION

I, Barbara E. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit any statement of a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002                COMMERCIAL BANKSHARES, INC.


                                         /s/ Barbara E. Reed
                                        --------------------
                                         Barbara E. Reed
                                         Chief Financial Officer







EXHIBIT 99.1 Certification Pursuant to 18 U.S.C. Section 1350,
             As Adopted Pursuant To Section 906 of the Sarbanes-
             Oxley Act of 2002

In connection with the Quarterly Report of Commercial
Bankshares, Inc., (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

1) The Report fully complies with the requirements of
   section 13(a) or 15(d), as applicable of the Securities
   Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/   Joseph W. Armaly
----------------------
Joseph W. Armaly
Chief Executive Officer
November 13, 2002



EXHIBIT 99.2 Certification Pursuant to 18 U.S.C. Section 1350,
             As Adopted Pursuant To Section 906 of the Sarbanes-
             Oxley Act of 2002

In connection with the Quarterly Report of Commercial
Bankshares, Inc., (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

1) The Report fully complies with the requirements of
   section 13(a) or 15(d), as applicable of the Securities
   Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/   Barbara E. Reed
---------------------
Barbara E. Reed
Chief Financial Officer
November 13, 2002