Form 10-K
period 2002-12-31
COMMERCIAL BANKSHARES INC
filed 2003-03-18
CIK 354562

Securities and Exchange Commission
                         Washington, D.C. 20549

                               Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to _______

                    Commission file number  33-67254


                       Commercial Bankshares, Inc.
  _____________________________________________________________________

            (Exact name of registrant as specified in its charter)


            Florida                            65-0050176
_______________________________     ___________________________________

(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


     1550 S.W. 57th Avenue, Miami, Florida            33144
  ___________________________________________      ___________

    (Address of principal executive offices)        (Zip Code)


Registrant's telephone number, including area code (305) 267-1200
                                                   ______________

Securities registered pursuant to Section 12(b) of the Act:
   Title of Each Class         Name of Each Exchange on Which Registered

          None                                   None
  _____________________       ___________________________________________


Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.08 per share
______________________________________

          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ___     ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes  X   No
                                           ___     ___

As of March 11, 2003, 4,574,687 shares of the common voting stock were issued and outstanding, with an aggregate market value of $138 million, based on the closing price on the NASDAQ market.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2002 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2003 are incorporated by reference into Part III.





                            Table of Contents

Description                                                      Page No.
___________                                                      ________


Part I
   Item 1.    Business................................................1
   Item 2.    Properties..............................................7
   Item 3.    Legal Proceedings.......................................7
   Item 4.    Submission of Matters to a Vote of Security Holders.....7

Part II
   Item 5.    Market for Registrant's Common Equity and Related
              Stockholder Matters.....................................8
   Item 6.    Selected Financial Data.................................8
   Item 7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................8
   Item 7A.   Quantitative and Qualitative Disclosures About
              Market Risk.............................................8
   Item 8.    Financial Statements and Supplementary Data.............8
   Item 9.    Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..................8

Part III
   Item 10.   Directors and Executive Officers of the Registrant......8
   Item 11.   Executive Compensation..................................8
   Item 12.   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters..........8
   Item 13.   Certain Relationships and Related Transactions..........9

Part IV
   Item 14.   Controls and Procedures.................................9
   Item 15.   Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K.............................................9

Signatures...........................................................11

Certifications.......................................................12

Exhibit 10.16  Standard Office Business Lease .......................14

Exhibit 13.1   2002 Annual Report to Stockholders of Commercial
               Bankshares, Inc. ......... ...........................53

Exhibit 21.1   Subsidiaries of Commercial Bankshares, Inc. ..........54

Exhibit 23.1   Consent of Independent Certified Public Accountants...55

Exhibit 99.1   Certification of Chief Executive Officer Pursuant
               to 18 U.S.C. Section 1350, As Adopted Pursuant To
               Section 906 of the Sarbanes-Oxley Act of 2002 ........56

Exhibit 99.1   Certification of Chief Financial Officer Pursuant
               to 18 U.S.C. Section 1350, As Adopted Pursuant To
               Section 906 of the Sarbanes-Oxley Act of 2002 ........57







                                 PART I


Item 1.  Business.


Commercial Bankshares, Inc.

     Commercial Bankshares, Inc., (the "Company"), a Florida corporation organized in 1988, is a bank holding company registered under the Bank Holding Company Act of 1956 ("BHCA"), as amended, whose wholly-owned subsidiary and principal asset is the Commercial Bank of Florida, (the "Bank"). The Company, through its ownership of the Bank, is engaged in a commercial banking business, and its primary source of earnings is derived from income generated by its ownership and operation of the Bank. Unless the context otherwise requires, references herein to the Company include the Company and its wholly-owned subsidiary, the Bank, on a consolidated basis.


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


Employees


     At December 31, 2002, the Company and the Bank together employed 186 employees, of whom four are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


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


Available Information


     A copy of the Company's Annual Report on Form 10-K along with copies of the Company's other periodic reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge (absent exhibits) from the Company upon written request to Barbara E. Reed, Commercial Bankshares, Inc. 1550 Southwest 57th Avenue Miami, Florida 33144. Copies of such reports are not available via the Company's website pending an update of such website but copies of the Company's periodic reports are available via the Internet on the Commission's website at www.sec.gov.


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


     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2002 and 2001, the Company's total risk-based capital ratios were 14.62% and 13.54%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2002 and 2001, the Company's leverage ratios were 7.66% and 8.24%, respectively.


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

     The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001. These provisions are required for banks over $500 million in assets and require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2002, the Bank had complied with all applicable sections of the regulation and will report as required in the first quarter of 2003.


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


     The Bank owns ten of its fourteen full-service branches and leases the remaining four offices, all of which branches are located in Miami-Dade County
or Broward County, Florida.   Additional information relating to the Company's
lease commitments is set forth in Note 4 on page 27 in the 2002 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.


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





                                 PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


     Information required to be reported under this item is set forth on pages 13, 14, and 15 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data.


     Information required to be reported under this item is set forth on pages 2 and 3 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


	Information required to be reported under this item is set forth on pages 4 through 17 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


	Information required to be reported under this item is set forth on pages 15 through 16 of the 2002 Annual Report to Shareholders under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.


	The information required to be reported under this item is set forth on pages 18 through 38 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


     Not applicable.





                                PART III


Item 10.   Directors and Executive Officers of the Registrant.


     Information required to be reported under this item is set forth on pages 2 and 4 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.


     Information required to be reported under this item is set forth on pages 7 through 9 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     Information required to be reported under this item is set forth on pages 4 through 7 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.


     Information required to be reported under this item is set forth on page
4 of the Commercial Bankshares, Inc. Proxy Statement and is incorporated herein by reference.





                                 PART IV

Item 14.  Controls and Procedures.

     The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within ninety days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules. The Company's controls and procedures are designed to ensure that information required to be disclosed is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


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

   10.5 Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997. Incorporated by reference to
           Exhibit 10.5 that accompanies the 1996 Annual Report on Form 10-K..

   10.6 Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated December 18, 1998. Incorporated by reference to
           Exhibit 10.6 that accompanies the 1998 Annual Report on Form 10-K..

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

   10.15 Commercial Bankshares, Inc., Standard Office Building Lease between Hallandale Place, Ltd., c/o Investment Management Associates, Inc. (Landlord) and Commercial Bank of Florida (Tenant), dated January 25, 2002. Incorporated by reference to Exhibit 10.15 that accompanies the 2001 Annual Report on Form 10-K.

   10.16 Commercial Bankshares, Inc., Standard Office Building Lease between HFJ, LLC, as beneficiary of the KLS Flamingo Land Trust (Landlord) and Commercial Bank of Florida (Tenant), dated 10/30/2002 (filed herewith).

   11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 31 of the 2002 Annual Report to Shareholders and is incorporated herein by reference.

   13.1    2002 Annual Report to Shareholders of Commercial Bankshares, Inc. *

   21.1    Subsidiaries of the Company (filed herewith).

   23.1    Consent of PricewaterhouseCoopers LLP (filed herewith).

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

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
   ____________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
March 17, 2003


By:/s/ Barbara E. Reed
   ___________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
March 17, 2003



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                     Date

By:/s/ Joseph W. Armaly          Chairman of the Board           March 17, 2003
   _____________________         and Chief Executive Officer
                                 (Principal Executive Officer)
Joseph W. Armaly

By:/s/ Jack J. Partagas          President,                      March 17, 2003
   ____________________          Chief Operating Officer,
                                 and Director
Jack J. Partagas

By:/s/ Barbara E. Reed           Senior Vice President           March 17, 2003
   ___________________           and Chief Financial Officer

Barbara E. Reed



By:/s/ Robert Namoff             Director                        March 17, 2003
   _________________

Robert Namoff


By:/s/ Sherman Simon             Director                        March 17, 2003
   _________________

Sherman Simon


By:/s/ Martin Yelen              Director                        March 17, 2003
   ________________

Martin Yelen






CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph W. Armaly, certify that:


   1. I have reviewed this annual report on Form 10-K of Commercial Bankshares, Inc;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 17, 2003                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Joseph W. Armaly
                                       Joseph W. Armaly
                                       Chief Executive Officer



CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara E. Reed, certify that:

   1. I have reviewed this annual report on Form 10-K of Commercial Bankshares, Inc;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 17, 2003                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       Barbara E. Reed
                                       Chief Financial Officer











                             Exhibit 10.16


                          SHOPPING CENTER LEASE


Shopping Center:    Flamingo Pines Shopping Center


Landlord:           HFJ, LLC, as beneficiary of the KLS Flamingo Land Trust

Tenant:             Commercial Bank of Florida, Inc.

INDEX TO LEASE

                 TITLE                                            PAGE
                 _____                                            ____

ARTICLE 1      DEFINITIONS AND CERTAIN BASIC PROVISIONS.............1
ARTICLE 2      GRANTING CLAUSE......................................2
ARTICLE 3      DELIVERY OF PREMISES.................................2
ARTICLE 4      RENT.................................................2
ARTICLE 5      INTENTIONALLY OMITTED................................3
ARTICLE 6      TENANT'S RESPONSIBILITY FOR TAXES, OTHER REAL ESTATE
               CHARGES AND INSURANCE EXPENSES.......................3
ARTICLE 7      COMMON AREA..........................................4
ARTICLE 8      MERCHANTS' ASSOCIATION OR PROMOTIONAL FUND...........6
ARTICLE 9      USE AND CARE OF DEMISED PREMISES.....................6
ARTICLE 10     MAINTENANCE AND REPAIR OF DEMISED PREMISES...........8
ARTICLE 11     ALTERATIONS..........................................8
ARTICLE 12     LANDLORD'S RIGHT OF ACCESS...........................9
ARTICLE 13     SIGNS; STORE FRONTS..................................9
ARTICLE 14     UTILITIES...........................................10
ARTICLE 15     INSURANCE COVERAGES.................................10
ARTICLE 16     WAIVER OF LIABILITY; MUTUAL WAIVER OF SUBROGATION...11
ARTICLE 17     DAMAGES BY CASUALTY.................................11
ARTICLE 18     EMINENT DOMAIN......................................12
ARTICLE 19     ASSIGNMENT AND SUBLETTING...........................13
ARTICLE 20     SUBORDINATION; ATTORNMENT; ESTOPPELS................14
ARTICLE 21     DIRECTION OF TENANT'S ENERGIES......................15
ARTICLE 22     DEFAULT BY TENANT AND REMEDIES......................15
ARTICLE 23     LANDLORD'S CONTRACTUAL SECURITY INTEREST............18
ARTICLE 24     HOLDING OVER........................................19
ARTICLE 25     NOTICES.............................................19
ARTICLE 26     COMMISSIONS; ADVICE FROM AGENT......................20
ARTICLE 27     REGULATIONS; INDEMNIFICATION........................20
ARTICLE 28     HAZARDOUS MATERIALS.................................21
ARTICLE 29     MISCELLANEOUS.......................................23


EXHIBITS
________

EXHIBIT A      DESCRIPTION OF SHOPPING CENTER
EXHIBIT B      CONSTRUCTION: TENANT ACCEPTANCE OF SPACE "AS IS"
EXHIBIT C      SHORT FORM OF LEASE

SCHEDULES
_________

SCHEDULE "A "  LIST OF ASBESTOS-CONTAINING MATERIALS



                         SHOPPING CENTER LEASE

                               ARTICLE 1

                DEFINITIONS AND CERTAIN BASIC PROVISIONS

     1.1 The following list sets out certain defined terms and certain financial and other information pertaining to this lease;

          (a) "Landlord": HFJ, LLC, as beneficiary of the KLS Flamingo Land
Trust
          (b) Landlord's address: c/o GE Capital Realty Group, Inc., Two Bent Tree Tower, 16479 Dallas Parkway, Suite 400, Addison, Texas 75001, Attention:
Asset Management and Legal Department.
          (c) "Tenant": Commercial Bank of Florida, Inc.
          (d) Tenant's address: 1550 S.W. 57th Street, Miami, FL 33144
          (e) Tenant's trade name: Commercial Bank of Florida
          (f) Tenant's Guarantor (if applicable, attach Guaranty as an exhibit):
 None
          (g) "Agent": Trammell Crow Company
          (h) "Cooperating Agent": None
          (i) "Shopping Center": Landlord's property located in the City of Pembroke Pines, Broward County, Florida, which property is described or shown on Exhibit "A" attached to this lease. With regard to Exhibit "A," the parties agree that the exhibit is attached solely for the purpose of locating the Shopping Center and the Demised Premises within the Shopping Center and that no representation, warranty, or covenant is to be implied by any other information shown on the exhibit (i.e., any information as to buildings, tenants or prospective tenants, etc. is subject to change at any time).
          (j) "Demised Premises": a store unit in the Shopping Center containing approximately 4,000 square feet in area (measured by calculating lengths and widths to the exterior of outside walls and to the center of interior walls), being known as Suite #176 and being described or shown on Exhibit "A" attached to this lease.
          (k) "Commencement Date": January 1, 2003
          (l) Lease Term: Commencing on the Commencement Date and continuing for 10 years after the Commencement Date.
          (m) Minimum guaranteed rental:


                                      Annual Minimum         Monthly Minimum
            Lease Period             Guaranteed Rental      Guaranteed Rental
January 1,2003 - December 31,2003       $ 87,999.96             $ 7,333.33
January 1,2004 - December 31,2004       $ 91,080.00             $ 7,590.00
January 1,2005 - December 31,2005       $ 94,280.04             $ 7,856.67
January 1,2006 - December 31,2006       $ 97,599.96             $ 8,133.33
January 1,2007 - December 31,2007       $101,000.04             $ 8,416.67
January 1,2008 - December 31,2008       $104,520.00             $ 8,710.00
January 1,2009 - December 31,2009       $108,200.04             $ 9,016.67
January 1,2010 - December 31,2010       $111,963.96             $ 9,330.33
January 1,2011 - December 31,2011       $115,920.00             $ 9,660.00
January 1,2012 - December 31,2012       $119,960.04             $ 9,996.67

          (n) Percentage rental rate: None
          (o) Common area maintenance charge: An initial charge of $750.00 per month, payable in advance.
          (p) Prepaid rental: None
          (q) Security deposit: None
          (r) Permitted use: To be used solely for the operation of a retail bank, and for no other uses or purposes.


   1.2 The following chart is provided as an estimate of Tenant's initial monthly payment broken down into its components. This chart, however, does not supersede the specific provisions contained elsewhere in this lease.

     Initial Minimum Guaranteed Rental
     (Sections 1.1(m) and 4.1)                      $ 7,333.33

     Initial Common Area Maintenance Charge
     (Sections 1.1(0) and 7.4)                         $750.00

     Initial Escrow Payment for Taxes and
     Other Real Estate Charges
     (Article 6)                                    $ 1,006.67

     Initial Escrow Payment for Insurance
     (Article 6)                                    $    73.33

     Initial Payment for Merchants'
     Association Dues or Promotional Fund
     (Article 8)                                    $    -0-

     Initial Payment for Sales or Excise Tax
     (Article 4)                                    $   549.78

     Total Initial Monthly Payment                  $ 9,712.78


                               ARTICLE 2

                            GRANTING CLAUSE

   2.1 Landlord leases the Demised Premises to Tenant, and Tenant leases the Demised Premises from Landlord, upon the terms and conditions set forth in this lease.

                               ARTICLE 3

                         DELIVERY OF PREMISES

   3.1 Except to the extent modified by Landlord's express assumption of construction obligations, if any, in an exhibit attached to this lease, the Demised Premises is being leased "AS IS," with Tenant accepting all defects, if any; and Landlord makes no warranty of any kind, express or implied, with respect to the Demised Premises (without limitation, Landlord makes no warranty as the habitability, fitness or suitability of the Demised Premises for a particular purpose nor as to the absence of any toxic or otherwise hazardous substances). This Section 3.1 is subject to any contrary requirements under applicable law; however, in this regard Tenant acknowledges that it has been given the opportunity to inspect the Demised Premises and to have qualified experts inspect the Demised Premises prior to the execution of this lease.

   3.2 If this lease is executed before the Demised Premises become vacant, or if any present tenant or occupant of the Demised Premises holds over and Landlord cannot acquire possession of the Demised Premises prior to the Commencement Date of this lease, as above defined, Landlord shall not be deemed to be in default under this lease; and in such event Tenant agrees to accept possession of the Demised Premises at such time as Landlord is able to tender the same. If Landlord utilizes the provisions of this Section, Landlord will waive the payment of rent and other charges covering any period prior to tender of possession of the Demised Premises to Tenant.


                               ARTICLE 4

                                 RENT

   4.1 The term "lease Period" shall mean any period of one (1) year commencing on the Commencement Date of this lease or any anniversary of such date.

   4.2 Rental shall accrue from the Commencement Date, and shall be payable to Landlord, at Landlord's address.

   4.3 Tenant shall pay to Landlord minimum guaranteed rental in monthly installments in the amounts specified in Section 1.1 (m) and Section 4.1 of this lease. The first such monthly installment shall be due and payable on or before the Commencement Date, and subsequent installments shall be due and payable on or before the first day of each succeeding calendar month during the lease 'term; provided that if the Commencement Date is a date other than the first day of a calendar month, there shall be due and payable on or before such date as minimum guaranteed rental for the balance of such calendar month a sum equal to that proportion of the rent specified for the first full calendar month as herein provided, which the number of days from the Commencement Date to the end of the calendar month during which the Commencement Date shall fall bears to the total number of days in such month.

   4.4 Intentionally Deleted.

   4.5 Intentionally Deleted.

   4.6 Intentionally Deleted.

   4.7 It is understood that the minimum guaranteed rental is payable on or before the first day of each calendar month (in accordance with Section 4.2 above), without offset or deduction of any nature. In the event any rental is not received within ten (10) days after its due date for any reason whatsoever, or if any rental payment is by check which is returned for insufficient funds, then in addition to the past due amount Tenant shall pay to Landlord one of the following (the choice to be at the sole option of Landlord unless one of the choices is improper under applicable law, in which event the other alternative will automatically be deemed to have been selected): (a) a late charge in an amount equal to five percent (5%) of the rental then due, in order to compensate Landlord for its administrative and other overhead expenses; or (b) interest on the rental then due at the maximum contractual rate which could legally be charged in the event of a loan of such rental to Tenant (but in no event to exceed 1-1/2% per month), such interest to accrue continuously on any unpaid balance due to Landlord by Tenant during the period commencing with the rental due date and terminating with the date on which Tenant makes full payment of all amounts owing to Landlord at the time of said payment. Any such late charge or interest payment shall be payable as additional rental under this lease, shall not be considered as deduction from percentage rental, and shall be payable immediately on demand.

   4.8 If Tenant fails in two (2) consecutive months to make rental payments within ten (10) days after due, Landlord, in order to reduce its administrative costs, may require, by giving written notice to Tenant (and in addition to any late charge or interest accruing pursuant to Section 4.7 above, as well as any other rights and remedies accruing pursuant to Article 22 or Article 23 below, or any other provision of this lease or at law), that minimum guaranteed rentals are to be paid quarterly in advance instead of monthly, and that all future rental payments are to be made on or before the due date by cash, cashier's check, or money order and that the delivery of Tenant's personal or corporate check will no longer constitute a payment of rental as provided in this lease. Any acceptance of a monthly rental payment or of a personal or corporate check thereafter by Landlord shall not be construed as a subsequent waiver of said rights.

   4.9 Tenant shall pay when due any and all sales or excise taxes levied, imposed or assessed by the United States of America, the State of Florida, or any political subdivision thereof or other taxing authority upon the minimum guaranteed rental, additional rent and all other sums payable hereunder.

                               ARTICLE 5

                         INTENTIONALLY DELETED

                               ARTICLE 6

TENANT'S RESPONSIBILITY FOR TAXES, OTHER REAL ESTATE CHARGES AND INSURANCE
                              EXPENSES

   6.1 Tenant shall be liable for all taxes levied against personal property and trade fixtures placed by Tenant in the Demised Premises. If any such taxes are levied against Landlord or Landlord's property and if Landlord elects to pay the same or if the assessed value of Landlord's property is increased by inclusion of personal property and trade fixtures placed by Tenant in the Demised Premises and Landlord elects to pay the taxes based on such increase, Tenant shall pay to Landlord upon demand that part of such taxes for which Tenant is primarily liable hereunder.

   6.2 Tenant shall also be liable for "Tenant's proportionate share" (as defined below) of all "real estate charges" (as defined below) and "insurance expenses" (as defined below) related to the Shopping Center or Landlord's ownership of the Shopping Center. Tenant's obligations under this Section 6.2 shall be prorated during any partial year (Le., the first year and the last year of the lease term). "Tenant's proportionate share" shall be a fraction, the numerator of which is the total floor area (all of which is deemed "leasable") in the Demised Premises and the denominator of which is the total leasable floor area of all buildings in the Shopping Center at the time when the respective charge was incurred, excluding, however, areas for which any such real estate charges or insurance expenses, or both, are paid by a party or parties other than Landlord. "Real estate charges" shall include ad valorem taxes, general and special assessments, parking surcharges, any tax or excise on rents, any tax or charge for governmental services (such as street maintenance or fire protection) which are attributable to the transfer or transaction directly or indirectly represented by this lease, by any sublease or assignment hereunder or by other leases in the Shopping Center or by any document to which Tenant is a party creating or transferring (or reflecting the creation or transfer) of any interest or an estate in the Demised Premises and any tax or charge which replaces any of such above-described "real estate charges"; provided, however, that "real estate charges" shall not be deemed to include any franchise, estate, inheritance or general income tax. Real estate charges shall also include any fees, expenses or costs (including attorney's fees, expert fees and the like) incurred by Landlord in protesting or contesting any assessments levied, tax valuation, or tax rate. "Insurance expenses" shall include all premiums and other expenses incurred by Landlord for liability insurance, fire and extended coverage property insurance (plus whatever endorsements or special coverages which Landlord, in Landlord's sole discretion, may consider appropriate) business interruption, and rent loss, earthquake and any other insurance policy which may be carried by Landlord insuring the Demised Premises, the Common Area, the Shopping Center, or any improvements.

   6.3 Landlord and Tenant shall attempt to obtain separate assessments for Tenant's obligations pursuant to Section 6.1 and, with respect to Section 6.2, for such of the "real estate charges" as are readily susceptible of separate assessment. To the extent of a separate assessment, Tenant agrees to pay such assessment before it becomes delinquent and to keep the Demised Premises free from any lien or attachment; moreover, as to all periods of time during the lease term, this covenant of Tenant shall survive the termination of the lease. With regard to the calendar year during which the lease term expires, Landlord at its option either may bill Tenant when the charges become payable or may charge the Tenant an estimate of Tenant's pro rata share of whichever charges have been paid directly by Tenant (based upon information available for the current year plus, if current year information is not adequate in itself, information relating to the immediately preceding year).

   6.4 As such time as Landlord has reason to believe that at some time within the immediately succeeding twelve (12) month period Tenant will owe Landlord any amounts pursuant to one or more of the preceding sections of this Article 6, Landlord may direct that Tenant prepay monthly a pro rata portion of the prospective future payment (Le., the prospective future payment divided by the number of months before the prospective future payment will be due). Tenant agrees that any such prepayment directed by Landlord shall be due and payable monthly on the same day that minimum guaranteed rental is due.

   6.5 In the event that any payment due from Tenant to Landlord is not received within ten (10) days after its due date for any reason whatsoever, or if any such payment is by check which is returned for insufficient funds, then in addition to the amount then due Tenant shall pay to Landlord interest on the amount then due at the maximum contractual rate which could legally be charged in the event of a loan of such amount to Tenant (but in no event to exceed 1-1/2% per month), such interest to accrue continuously on any unpaid balance until paid.

                               ARTICLE 7

                              COMMON AREA

   7.1 The term "Common Area" is defined for all purposes of this lease as that part of the Shopping Center intended for the common use of all tenants, including among other facilities (as such may be applicable to the Shopping Center), parking areas, private streets and alleys, landscaping, curbs, loading areas, sidewalks, malls and promenades (enclosed or otherwise), lighting facilities, drinking fountains, meeting rooms, public toilets, and the like, but excluding (i) space in buildings (now or hereafter existing) designated for rental for commercial purposes, as the same may exist from time to time; (ii) streets and alleys maintained by a public authority; (iii) areas within the Shopping Center which may from time to time not be owned by Landlord (unless subject to a cross-access agreement benefiting the area which includes the Demised Premises); and (iv) areas leased to a single-purpose user (such as a bank or a fast-food restaurant) where access is restricted. In addition, although the roof(s) of the building(s) in the Shopping Center are not literally part of the Common Area, they will be deemed to be so included for purposes of (i) Landlord's ability to prescribe rules and regulations regarding same, and (ii) their inclusion for purposes of common area maintenance reimbursements. Landlord reserves the right to change from time to time the dimensions and location of the Common Area, as well as the dimensions, identities, locations and types of any buildings, signs or other improvements in the Shopping Center. For example, and without limiting the generality of the immediately preceding sentence, Landlord may from time to time substitute for any parking area other areas reasonably accessible to the tenants of the Shopping Center, which areas may be elevated, surface or underground.

   7.2 Tenant, and its employees and customers, and when duly authorized pursuant to the provisions of this lease, its subtenants, licensees and concessionaires, shall have the nonexclusive right to use the Common Area (excluding roofs of buildings in the Shopping Center) as constituted from time to tirpe, such use to be in common with Landlord, other tenants in the Shopping Center and other persons permitted by the Landlord to use the same, and subject to rights of governmental authorities, easements, other restrictions of record, and such reasonable rules and regulations governing use as Landlord may from time to time prescribe. For example, and without limiting the generality of Landlord's ability to establish rules and regulations governing all aspects of the Common Area, Tenant agrees as follows:

Landlord may from time to time designate specific areas within the Shopping Center or in reasonable proximity thereto in which automobiles owned by Tenant, its employees, subtenants, licensees, and concessionaires shall be parked; and in this regard, Tenant shall furnish to Landlord upon request a complete list of license numbers of all automobiles operated by Tenant, its employees, its subtenants, its licensees or its concessionaires, or their employees; and Tenant agrees that if any automobile or other vehicle owned by Tenant or any of its employees, its subtenants, its licensees or its concessionaires, or their employees, shall at any time be parked in any part of the Shopping Center other than the specified areas designated for employee parking, Tenant shall pay to Landlord as additional rent upon demand an amount equal to the daily rate or charge for such parking as established by Landlord from time to time for each day, or part thereof, that such automobile or other vehicle is so parked.

        (b) Tenant shall not solicit business within the Common Area nor take any action which would interfere with the rights of other persons to use the Common Area.

        (c) Landlord may temporarily close any part of the Common Area for such periods of time as may be necessary to make repairs or alterations or to prevent the public from obtaining prescriptive rights.

        (d) With regard to the roof(s) of the building(s) in the Shopping Center, use of the roof(s) is reserved to Landlord, or with regard to any tenant demonstrating to Landlord's satisfaction a need to use same, to such tenant after receiving prior written consent from Landlord.

        (e) Landlord shall have the right to utilize the Common Area for promotions, exhibits, carnival type shows, rides, outdoor shows, displays, food facilities, landscaping, and other uses, which in Landlord's sole judgment tends to attract customers or benefit tenants.

   7.3 Landlord shall be responsible for the operation, management and maintenance of the Common Area, the manner of maintenance and the expenditures therefor to be in the sole discretion of Landlord, but to be generally in keeping with similar shopping centers within the same geographical area as the Shopping Center. Landlord shall be the sole determinant of the type and amount of security services to be provided, if any. Landlord shall not be liable to Tenant, and Tenant hereby waives any claim against Landlord for (i) any unauthorized or criminal entry of third parties into the Demised Premises or Shopping Center, (ii) any damage to persons or property, or (iii) any loss of property in and about the Demised Premises or Shopping Center from any unauthorized or criminal acts of third parties, regardless of any action, inaction, failure, breakdown or insufficiency of security.

   7.4 In addition to the rentals and other charges prescribed in this lease, Tenant shall pay to Landlord Tenant's proportionate share of the cost of operation and maintenance of the Common Area which may be incurred by Landlord in its discretion, including, among other costs, those for lighting, painting, cleaning, policing, inspecting, repairing, replacing, and, if there is an enclosed mall or promenade in the Shopping Center, heating and cooling; Tenant's proportionate share of capital expenditures and expenses incurred by Landlord to increase the operating efficiency of the Shopping Center or to cause the Common Area to comply with applicable Regulations (as such term is defined in Section 27.1), it being agreed that the cost of such capital expenditures and installation shall be amortized over the reasonable life of the capital expenditure, with the reasonable life and amortization schedule being determined in accordance with generally accepted accounting principles consistently applied; a reasonable portion of whatever management fee Landlord pays to the manager of the Shopping Center; a reasonable allowance for Landlord's overhead costs and the cost of any insurance for which Landlord is not reimbursed pursuant to Section 6.2, but specifically excluding all expenses paid or reimbursed pursuant to Article 6. In addition, although the roof(s) of the buildings(s) in the Shopping Center are not literally part of the Common Area, Landlord and Tenant agree that roof maintenance, repair and replacement shall be included as a common area maintenance item to the extent not specifically allocated to Tenant under this lease nor to another tenant pursuant to its lease. With regard to capital expenditures other than the capital expenditures contemplated by the first sentence of this Section, (i) the original investment in capital improvements, i.e., upon the initial construction of the Shopping Center, shall not be included, and (ii) improvements and replacements, to the extent capitalized on Landlord's records, shall be included only to the extent of a reasonable depreciation or amortization (including interest accruals commensurate with Landlord's interest costs). The proportionate share to be paid by Tenant of the cost of operation and maintenance of the Common Area shall be computed on the ratio that the total floor area (all of which is deemed "leasable") of the Demised Premises bears to the total leasable floor area of all buildings within Shopping Center (excluding, however, areas owned or maintained by a party or parties other than Landlord); provided that in no event shall such share be less than the amount specified in Section 1.1 (o) above. Landlord reserves the right to make arrangements with fee owners of the Shopping Center, anchor tenants (i.e., those occupying at least 20,000 contiguous square feet of floor area) and ground and out parcel lessees (for purposes hereof, collectively "Key Occupants") regarding the payment of all or any element (or portion thereof) of the aforesaid Common Area costs. In such instance, said costs shall be reduced by the contribution of such Key Occupants and prior to calculating Tenant's proportionate share, and in determining the denominator of the equation relative thereto, Landlord may deduct the aggregate gross leasable floor area of the Key Occupant(s) who have made such special arrangements with the Landlord and/or are paying such element on a basis other than a proportionate share from the total gross leasable floor area of the Shopping Center. If this lease should commence on a date other than the first day of a calendar year or terminate on a date other than the last day of a calendar year, Tenant's reimbursement obligations under this Section 7.4 shall be prorated based upon Landlord's expenses for the entire calendar year. Tenant shall make such payment to Landlord on demand, at intervals not more frequent than monthly. Landlord may, at its option, make monthly or other periodic charges based upon the estimated annual cost of operation and maintenance of the Common Area, payable in advance but subject to adjustment after the end of the year on the basis of the actual cost for such year. Landlord has the right to establish as a reserve, such amounts as Landlord deems reasonable for the maintenance, repair and restoration of the roof and parking of the Shopping Center. In the event that any payment due from Tenant to Landlord is not received within ten (10) days after its due date for any reason whatsoever, or if any such payment is by check which is returned for insufficient funds, then, in addition to the amount then due, Tenant shall pay to Landlord interest on the amount then due at the maximum contractual rate which could legally be charged in the event of a loan of such amount to Tenant (but in no event to exceed 1-1/2% per month), such interest to accrue continuously on any unpaid balance until paid. Any delay or failure of Landlord in delivering any estimate or statement described in this section
7.4 or in computing or billing Tenant's proportionate share of the foregoing costs shall not constitute a waiver of Landlord's right to require an increase in rent as provided herein or in any way impair the continuing obligations of Tenant under this Section.

                               ARTICLE 8

               MERCHANTS' ASSOCIATION OR PROMOTIONAL FUND

   8.1 In the event that Landlord shall organize a merchants' association composed of tenants in the Shopping Center, Tenant agrees that it will join and maintain membership in such association, will pay such dues and assessments as may be fixed and determined from time to time by the association and will comply with such other bylaws, rules and regulations as may be adopted from time to time by the association.

   8.2 In the event that Landlord shall establish a promotional fund to pay for advertising and other marketing activities of the Shopping Center (as may be directed by Landlord from time to time), Tenant shall pay whatever sums, mutually agreed upon between Tenant and Landlord, which are reasonably designated as Tenant's proportionate contribution to the promotional fund.

                               ARTICLE 9

                   USE AND CARE OF DEMISED PREMISES

   9.1 Tenant shall commence business operations in the Demised Premises on or immediately after the Commencement Date and shall continuously and uninterruptedly operate its business in an efficient, high class and reputable manner so as to produce the maximum amount of sales from the Demised Premises. Tenant shall not at any time leave the Demised Premises vacant, but shall in good faith continuously throughout the term of this lease conduct and carry on in the entire Demised Premises the type of business for which the Demised Premises is leased. Tenant shall, except during reasonable periods for repairing, cleaning and decorating, keep the Demised Premises open to the public for business with adequate personnel in attendance on all Banking business days, as designated by the State and Federal Bank Regulatory agencies, except to the extent Tenant may be prohibited from being open for business by applicable law, ordinance or governmental regulation.

   9.2 The Demised Premises may be used only for the purpose or purposes specified in Section 1.1(r) above, and only under the trade name specified in
Section 1.1(e) above (or, if Section 1.1 (e) is not filled in, any trade name approved in advance by Landlord), and for no other purpose and under no other trade name, it being understood and acknowledged that Landlord has entered into this lease in large part because it believes that such use and trade name will benefit the Shopping Center as a whole. Nothing contained in this lease shall be deemed to give Tenant an express or implied exclusive use in the Shopping Center.

   9.3 Tenant shall not, without Landlord's prior written consent, keep anything within the Demised Premises or use the Demised Premises for any purpose which creates a risk of toxic or otherwise hazardous substances or which increases the insurance premium cost or invalidates any insurance policy carried on the Demised Premises or other parts of the Shopping Center. All property kept, stored or maintained within the Demised Premises by Tenant shall be at Tenant's sole risk. Tenant shall use and occupy the Demised Premises in accordance with all applicable federal, state and local Regulations (as defined herein). Tenant hereby agrees that all operations or activities upon, or any use or occupancy of the Demised Premises, or any portion thereof, by Tenant, its assignees, subtenants, and their respective agents, servants, employees, representatives and contractors (collectively, "Tenant Affiliates"), throughout the term of this lease, shall be in all respects in compliance with all laws then governing or in any way relating to the generation, handling, manufacturing, treatment, storage, use, transportation, release, spillage, leakage, dumping, discharge or disposal of any Hazardous Material. As used herein, the term "Hazardous Material" means any hazardous or toxic substance, material or waste which is or becomes regulated by any local governmental authority, the state in which the Shopping Center is located or the United States Government, including, without limitation, any material or substance which is (i) defined or listed as a "hazardous waste," "extremely hazardous waste," "restricted hazardous waste," "hazardous substance" or "hazardous material" under any applicable law, (ii) petroleum or petroleum products, or (iii) asbestos in any form. Tenant agrees to indemnify, defend and hold Landlord and Landlord's parent, affiliated or subsidiary companies, and its and their officers, directors, shareholders, partners, agents and employees (collectively, "Landlord Affiliates") harmless from any and all claims, actions, administrative proceedings (including informal proceedings), judgments, damages, punitive damages, penalties, fines, costs, liabilities, interest or losses, including reasonable attorneys' fees and expenses, consultant fees, and expert fees, together with all other costs and expenses of any kind or nature that arise during or after the Term of this lease, directly or indirectly, from or in connection with the presence, suspected presence, release or suspected release of any Hazardous Material in or into the air, soil, surface water or groundwater at, on, about, under or within the Demised Premises or the Shopping Center or any portion of either by Tenant or Tenant Affiliates or from or in connection with the failure of Tenant or Tenant Affiliates to comply with any laws or other requirements regarding protection of the environment, public health or safety. In the event any investigation or monitoring of site conditions or any clean-up, containment, restoration, removal or other remedial work (collectively, the "Remedial Work") is required under any applicable law, by any judicial order, or by any governmental entity as the result of operations or activities upon, or any use or occupancy of any portion of the Premises by Tenant or Tenant Affiliates, then at Landlord's option either Tenant shall perform or cause to be performed the Remedial Work in compliance with such law or Landlord may cause such Remedial Work to be performed and Tenant shall reimburse Landlord within ten (10) days of demand therefor. All Remedial Work performed by Tenant shall be performed by one or more contractors, selected by Tenant and approved in advance in writing by Landlord, and under the supervision of a consulting engineer selected by Tenant and approved in advance in writing by Landlord. All costs and expenses of such Remedial Work shall be paid by Tenant, including, without limitation, the charges of such contractor(s), the consulting engineer, and Landlord's reasonable attorneys' fees and costs incurred in connection with monitoring or review of such Remedial Work. The covenants and agreements of Tenant set forth in this Section 9.3 shall survive the expiration or earlier termination of this lease.

        9.4  Intentionally Deleted.

        9.5 Tenant shall not permit any objectionable noises or odors to emanate from the Demised Premises; nor place or permit any radio, television, loudspeaker or amplifier on the roof or outside the Demised Premises or where the same can be seen or heard from outside the building; nor place any antenna, equipment, awning or other projection on the exterior of the Demised Premises; nor take any other action which would constitute a nuisance or would disturb or endanger other tenants of the Shopping Center or unreasonably interfere with their use of their respective premises; nor permit any unlawful or immoral practice to be carried on or committed on the Demised Premises; nor do anything which would tend to injure the reputation of the Shopping Center..

        9.6 Tenant shall take good care of the Demised Premises and keep the same free from waste at all times. Tenant shall not overload the floors in the Demised Premises, nor deface or injure the Demised Premises. Tenant shall keep the Demised Premises and sidewalks, service-ways and loading areas adjacent to the Demised Premises neat, clean and free from dirt, rubbish, ice or snow at all time. Tenant shall store all trash and garbage within the Demised Premises or in a trash dumpster or similar container approved by Landlord as to type, location and screening; and Tenant shall arrange for the regular pick-up of such trash and garbage at Tenant's expense (unless Landlord finds its necessary to furnish such a service, in which event Tenant shall be charged an equitable portion of the total of the charges to all tenants using the service). Receiving and delivery of goods and merchandise and removal of garbage and trash shall be made only in the manner and areas prescribed by Landlord.
Tenant shall not operate an incinerator or burn trash or garbage within the Shopping Center.

        9.7 Tenant shall maintain all display windows in a neat, attractive condition, and shall keep all display windows, exterior electric signs and exterior lighting under any canopy in front of the Demised Premises lighted from dusk until 11:00 p.m., every day, including Sundays and holidays (or any other hours established by Landlord for the Shopping Center).

        9.8 Tenant shall include the address and identity of its business activities in the Demised Premises in all advertisements made by Tenant in which the address and identity of any similar local business activity of Tenant is mentioned.

        9.9 Tenant shall procure at its sole expense any permits and licenses required for the transaction of business in the Demised Premises and otherwise comply with all applicable Regulations. In addition, if the nature of Tenant's business makes it advisable for Tenant to take any extra precautions (for example, in the case of a business which is affected by so-called "dramshop" laws, Tenant's compliance with all "dramshop" educational programs and procedures), Tenant shall take all such extra precautions. At Landlord's request, Tenant shall deliver to Landlord copies of all such permits and licenses and proof of Tenant's compliance with all such Regulations and extra precautions.

                              ARTICLE 10

              MAINTENANCE AND REPAIR OF DEMISED PREMISES

       10.1 Landlord shall keep the foundation, the exterior walls (except plate glass; windows, doors and other exterior openings; window and door frames, molding, closure devices, locks and hardware; special store fronts; lighting, heating, air conditioning, plumbing and other electrical, mechanical and electromotive installation, equipment and fixtures; signs, placards, decorations or other advertising media of any type; and interior painting or other treatment of exterior walls) and roof (subject to the second sentence in
Section 7.4 above) of the Demised Premises in good repair. Landlord, however, shall not be required to make any repairs occasioned by the act or negligence of Tenant, its agents, contractors, employees, subtenants, invitees, customers, licensees and concessionaires (including, but not limited to, roof leaks resulting from Tenant's installation of air conditioning equipment or any other roof penetration or placement); and the provisions of the previous sentence are expressly recognized to be subject to the provisions of Article 17 and Article 18 of this lease. In the event that the Demised Premises should become in need of repairs required to be made by Landlord hereunder, Tenant shall give immediate written notice thereof to Landlord and Landlord shall have a reasonable time after receipt by Landlord of such written notice in which to make such repairs. Landlord shall not be liable to Tenant for any interruption of Tenant's business or inconvenience caused due to any work performed in the Demised Premises or in the Shopping Center pursuant to Landlord's rights and obligations under the lease, so long as the work is performed without gross negligence or willful misconduct.

        10.2 Tenant shall keep the Demised Premises in good, clean and habitable condition and shall at its sole cost and expense keep the Demised Premises free of insects, rodents, vermin and other pests and make all needed repairs and replacements, including replacement of cracked or broken glass, except for repairs and replacements required to be made by Landlord under the provisions of Section 10.1, Article 17 and Article 18. Without limiting the coverage of the previous sentence, it is understood that Tenant's responsibilities therein include the repair and replacement in accordance with all applicable Regulations of all lighting, heating, air conditioning, plumbing and other electrical, mechanical and electromotive installation, equipment and fixtures and also include all utility repairs in ducts, conduits, pipes and wiring, and any sewer stoppage located in, under and above the Demised Premises, regardless of when or how the defect or other cause for repair or replacement occurred or became apparent. If any repairs required to be made by Tenant hereunder are not made within ten (10) days after written notice delivered to Tenant by Landlord, Landlord may at its option make such repairs without liability to Tenant for any loss or damage which may result to its stock or business by reason of such repairs and Tenant shall pay to Landlord upon demand, as additional rental hereunder, the cost of such repairs plus interest at the maximum contractual rate which could legally be charged in the event of a loan of such payment to Tenant (but in no event to exceed 1-1/2% per month), such interest to accrue continuously from the date of payment by Landlord until repayment by Tenant.
At the expiration of this lease, Tenant shall surrender the Demised Premises in good condition, excepting reasonable wear and tear and losses required to be restored by Landlord in Section 10.1, Article 17 and Article 18 of this lease.

                               ARTICLE 11

                              ALTERATIONS

        11.1 Tenant shall not make any alterations, additions or improvements to the Demised Premises without the prior written consent of Landlord, except for the installation of unattached, movable trade fixtures which may be installed without drilling, cutting or otherwise defacing the Demised Premises. Without limiting the generality of the immediately preceding sentence, any installation or replacement of Tenant's heating or air conditioning equipment must be effected strictly in accordance with Landlord's instructions, the Clean Air Act, the Occupational Safety and Health Act, and all other applicable Regulations. All alterations, additions, improvements and fixtures (including, without limitation, all floor coverings and all heating and air conditioning equipment but excluding Tenant's unattached, readily moveable furniture and office equipment) which may be made or installed by either party upon the Demised Premises shall remain upon and be surrendered with the Demised Premises and become the property of Landlord at the termination of this lease, unless Landlord requests their removal, in which event Tenant shall remove the same and restore the Demised Premises to its original condition at Tenant's expense.

        11.2 All construction work done by Tenant within the Demised Premises shall be performed in a good and workmanlike manner with new materials of first-class quality, lien-free and in compliance with all governmental requirements and Regulations, and in such manner as to cause a minimum of interference with other construction in progress and with the transaction of business in the Shopping Center. Tenant agrees to indemnify Landlord and hold Landlord harmless against any loss, liability or damage resulting from such work, and Tenant shall, if requested by Landlord, furnish a bond or other security satisfactory to Landlord against any such loss, liability or damage..

       11.3 Prior to the commencement of any construction work within the Demised Premises, Landlord may require Tenant's contractor(s) and subcontractors to execute and deliver to Landlord waivers and releases of any and all claims against Landlord and liens against Landlord's interest in the Shopping Center. In addition, Landlord may require that Tenant's contractor(s) obtain and provide to Landlord a payment bond in compliance with Florida Statutes Section 713.23 and naming Landlord as an obligee (the "Bond"). The delivery of the waivers and releases of lien and the Bond within the time period set forth above shall be a condition precedent to Tenant's ability to enter on and begin its construction work at the Demised Premises and, if applicable, to any reimbursement from Landlord for its construction work.

       11.4 Nothing contained in this lease shall be construed as constituting the consent or request of Landlord, express or implied, to or for the performance by any contractor, subcontractor, laborer, materialman or vendor of any labor or services or for the furnishing of any materials for any construction, alteration, addition, repair or demolition of or to the Demised Premises or any part thereof. All materialmen, contractors, subcontractors, artisans, mechanics, laborers and any other persons now or hereafter furnishing any labor, services, materials, supplies or equipment to Tenant with respect to any portion of the Demised Premises are hereby charged with notice that they must look exclusively to Tenant to obtain payment for same. Tenant any and subtenants shall have no power to do any act or make and contract which may create or be the foundation of any lien, mortgage or other encumbrance upon the reversionary or other estate of Landlord, or any interest of Landlord in the Demised Premises. NOTICE IS HEREBY GIVEN THAT LANDLORD IS NOT AND SHALL NOT BE LIABLE FOR ANY LABOR, SERVICES OR MATERIALS FURNISHED OR TO BE FURNISHED TO TENANT OR TO ANYONE HOLDING THE DEMISED PREMISES OR ANY PART THEREOF, AND THAT NO CONSTRUCTION OR OTHER LIENS FOR ANY SUCH LABOR, SERVICES OR MATERIALS SHALL ATTACH TO OR AFFECT THE INTEREST OF LANDLORD IN AND TO THE DEMISED PREMISES OR THE SHOPPING CENTER. Tenant shall deliver written notice of the provisions of this Section 11.4 to all contractors performing work in the Demised Premises..


       11.5 Tenant shall, within five (5) days after being requested to do so by Landlord, execute, acknowledge and deliver to Landlord a short form of lease in recordable form confirming that the terms of this lease expressly provide that the interest of Landlord in the Demised Premises and the Shopping Center shall not be subject to liens for improvements made by Tenant and such other information as may be required by Chapter 713, Florida Statutes, to prevent the interest of Landlord in the Demised Premises and the Shopping Center from being subject to liens for improvements made by Tenant. The short form of lease shall be in a form acceptable to Landlord and may at Landlord's option be the form attached hereto as Exhibit "C" and made a part hereof.

       11.6 Use of the roof above the Demised Premises is reserved to Landlord; however, Landlord agrees that it will not use the roof above the Demised Premises for signage or other advertising displays without Tenant's consent. Landlord also reserves the use of the exterior rear and side walls, and the right to install, maintain, use, repair, and replace the pipes, ducts, conduits and wires leading into or running through the Demised Premises.

                              ARTICLE 12

                      LANDLORD'S RIGHT OF ACCESS

       12.1 Landlord shall have the right to enter upon the Demised Premises with Tenant's representative at all reasonable hours and with no less than forty-eight (48) hours notice to Tenant (except in the event of an emergency in which case no prior notice shall be required) for the purpose of inspecting the same, or of making repairs to the Demised Premises, or of making repairs, alterations or additions to adjacent premises, or of showing the Demised Premises to prospective purchasers, tenants or lenders.

       12.2 Tenant will permit Landlord to place and maintain "For Rent" or "For lease" signs on the Demised Premises during the last one hundred eighty
(180) days of the lease term, it being understood that such signs shall in no way affect Tenant's obligations pursuant to Section 9.4, Section 13.1 or any other provision of this lease.

       12.3 Use of the roof above the Demised Premises is reserved to Landlord; however, Landlord agrees that it will not use the roof above the Demised Premises for signage or other advertising displays without Tenant's consent. Landlord also reserves the use of the exterior rear and side walls, and the right to install, maintain, use, repair, and replace the pipes, ducts, conduits and wires leading into or running through the Demised Premises.

                              ARTICLE 13

                         SIGNS; STORE FRONTS

       13.1 Tenant shall not, without Landlord's prior written consent (a) make any changes to the store front, or (b) install any exterior lighting, decorations, walls, awnings, canopies or the like, or (c) erect or install any signs, window or door lettering, placards, decorations or advertising media of any type which can be viewed from the exterior of the Demised Premises, excepting only dignified displays of customary type for its display windows. All signs, lettering, placards, decorations and advertising media (including, without limitation, the sign required by Section 13.2 below) shall conform in all respects to the sign criteria established by Landlord for the Shopping Center from time to time in the exercise of its sole discretion, and shall be subject to Landlord's requirements as to construction, method of attachment, size, shape, height, lighting, color and general appearance. All signs shall be kept in good condition and in proper operating order at all times.

       13.2 Subject to the restrictions of Section 13.1 above, Tenant agrees to install and maintain a first-class sign on the front of the Demised Premises during the term of this lease.

       13.3 Tenant shall have no right to affix its name to any pylon or free-standing sign in the Shopping Center, except as specifically provided in this lease.

                            ARTICLE 14

                             UTILITIES

       14.1 Landlord agrees to cause to be provided to the Shopping Center the necessary mains, conduits and other facilities necessary to supply water, gas (if deemed appropriate by Landlord), electricity, telephone service and sewage service to the building in which the Demised Premises are located.

       14.2 Tenant shall promptly pay all charges for electricity, water, gas, telephone service, sewage service and other utilities furnished to the Demised Premises. Landlord may, if it so elects, furnish one or more utility services to Tenant, and in such event Tenant shall purchase the use of such services as are tendered by Landlord, and shall pay on demand as additional rental the rates established therefore by Landlord, which shall not exceed the rates which would be charged for the same services if furnished directly by the local public utility companies. Landlord may at any time discontinue furnishing any such service without obligation to Tenant other than to connect the Demised Premises to the public utility, if any, furnishing such service.

       14.3 Landlord shall not be liable for any interruption whatsoever in utility services not furnished by Landlord, nor for interruptions in utility services furnished by Landlord which are due to fire, accident, strike, acts of God or other causes beyond the reasonable control of Landlord or which are necessary or useful in connection with making any alterations, repairs or improvements.

       14.4 Tenant shall not install any equipment which exceeds or overloads the capacity of the utility facilities serving the Demised Premises.

                              ARTICLE 15

                         INSURANCE COVERAGES

       15.1 Landlord shall procure and maintain throughout the term of this lease a policy or policies of insurance, at its sole cost and expense (but subject to Article 6 above), causing the Shopping Center to be insured under standard fire and extended coverage insurance (excluding hurricane and storm insurance unless readily obtainable at commercially reasonable rates) and liability insurance (plus whatever endorsements or special coverages Landlord, in its sole discretion, may consider appropriate), to the extent necessary to comply with Landlord's obligations pursuant to other provisions of this lease.


       15.2 Tenant agrees to carry during the Term, Worker's Compensation Insurance, Employer's Liability Insurance, Commercial General Liability Insurance on the Demised Premises, and, if Tenant uses vehicles, owned and non-owned, in any way to carry out business on or about the Shopping Center, Tenant shall maintain Motor Vehicle Liability Insurance. Tenant shall carry Employer's Liability Insurance which shall be for limits of not less than $100,000 for Bodily Injury per accident and each disease, per employee, and a total combined limit for Bodily Injury in amounts not less than $100,000 per accident and $500,000 per each disease. The Commercial General Liability Insurance shall be for limits of not less than $2,000,000 Combined Single
Limit for Personal Injury including Bodily Injury and Death or Property Damage Liability and containing a Contractual Liability endorsement. Tenant agrees to name Landlord and, if Landlord requests, Landlord's mortgagee as additional insured(s) on Tenant's Commercial General Liability Insurance. The Motor Vehicle Liability Insurance shall be for limits of not less than $1,000,000 combined single limit for Bodily Injury and Property Damage. All insurance of whatever type shall be with companies having an AM. Best's Key Rating Guide rating of A-VII or better or such other comparable publication if Best's is no longer published. In addition, the insurance carrier shall be licensed to do business in the state where the Shopping Center is located. All policies shall contain a provision that Landlord and Tenant will be given a minimum of thirty
(30) days written notice by registered mail by the insurance company prior to cancellation, termination or change in insurance. Tenant also agrees to carry "All Risk" Insurance (as understood in the insurance industry) including sprinkler leakage coverage for the full replacement value covering all Tenant's goods and merchandise, trade fixtures, furniture, signs, decorations, furnishings, wall covering, floor covering, draperies, equipment, and all other items and personal property of Tenant located on or within the Demised Premises. Replacement value is understood to mean the cost to replace without deduction for depreciation. A deductible of not more than $1,000 will be permitted for "All Risk" Insurance. Whenever, in Landlord's reasonable judgment, good business practice or change in conditions indicate a need for additional or different types of insurance, Tenant shall upon request obtain the insurance at its own expense. Tenant shall provide
Landlord with copies of the insurance policies or certificates evidencing that the insurance is in full force and effect and indicating the terms of the insurance. Tenant further agrees to obtain certificates of insurance evidencing Commercial General Liability Insurance, including Completed Operations, Motor Vehicle Liability Insurance and Worker's Compensation Insurance and Employer's Liability Insurance from any contractor or subcontractor engaged for repairs or maintenance during the Term. Tenant shall be responsible for the maintenance of the plate glass in or on the Demised Premises and shall carry at its expense during the Term hereof
Plate Glass Insurance with a deductible of not more than $250. If Tenant should fail to comply with the foregoing requirement relating to insurance, Landlord may obtain such insurance and Tenant shall pay to Landlord on demand as additional rental hereunder the premium cost thereof plus interest at the maximum contractual rate (but in no event to exceed 1-1/2% per month) from the date of payment by Landlord until repaid by Tenant.

                             ARTICLE 16

         WAIVER OF LIABILITY; MUTUAL WAIVER OF SUBROGATION

       16.1 Landlord and Landlord's agents and employees shall not be liable to Tenant, nor to Tenant's employees, agents or visitors, nor to any other person whomsoever, for any injury to person or damage to property caused by the Demised Premises or other portions of the Shopping Center becoming out of repair or by defect or failure of any structural element of the Demised Premises or of any equipment, pipes or wiring, or broken glass, or by the backing up of drains, or by gas, water, stream, electricity, or oil leaking, escaping or flowing into the Demised Premises (except where due to Landlord's willful failure to make repairs required to be made by Landlord hereunder, after the expiration of a reasonable time after written notice to Landlord of the need for such repairs), nor shall Landlord be liable to Tenant, nor to Tenant's employees, agents or visitors, nor to any other person whomsoever, for any loss or damage that may be occasioned by or through the acts or omissions of other tenants of the Shopping Center or of any other persons whomsoever, excepting only duly authorized employees and agents of Landlord. Landlord shall not be held responsible in any way on account of any construction, repair or reconstruction (including widening) of any private or public roadways, walkways or utility lines.

       16.2 Landlord shall not be liable to Tenant or to Tenant's employees, agents, contractors, invitees, customers, subcontractors, licensees, and concessionaires, or to any other person whomsoever, for any injury to person or damage to property on or about the Demised Premises or the Common Area caused by the negligence or misconduct of Tenant, its employees, agents, contractors, invitees, customers, subtenants, licensees or concessionaires, or of any other person entering the Shopping Center under express or implied invitation of Tenant (with the exception of customers in the Common Area), or arising out of the use of the Demised Premises by Tenant and the conduct of its business therein, or arising out of any breach or default by Tenant in the performance of its obligations under this lease; and Tenant hereby agrees to indemnify Landlord and hold Landlord harmless from any loss, expense or claims arising out of such damage or injury. Furthermore, Tenant agrees to indemnify Landlord and hold Landlord harmless from and against any and all liability, claims, demands, causes of action of any kind and nature arising or growing out of or in any way connected with Tenant's use, occupancy, management or control of the Demised Premises and Tenant's operations or activities in the Shopping Center.

       16.3 Landlord and Tenant each hereby release the other from any and all liability or responsibility to the other, or to any other party claiming through or under them by way of subrogation or otherwise, for any loss or damage to property caused by a casualty which is insurable under standard fire and extended coverage insurance; provided, however, that this mutual waiver shall be applicable only with respect to a loss or damage occurring during the time when property insurance policies, which are readily available in the marketplace, contain a clause or permit an endorsement to the effect that any such release shall not adversely affect or impair the policy or the right of the insured party to receive proceeds under the policy; provided, further, that this release shall not be applicable to the portion of any damage which is not reimbursed by the damaged party's insurer because of the "deductible" in the damaged party's insurance coverage. The release specified in this Section 16.3 is cumulative with any releases or exculpations which may be contained in other provisions of this lease.

                             ARTICLE 17

                        DAMAGES BY CASUALTY

       17.1 Tenant shall give immediate written notice to the Landlord of any damage caused to the Demised Premises by fire or other casualty.

       17.2 In the event that the Demised Premises shall be damaged or destroyed by fire or other casualty insurable under standard fire and extended coverage insurance and Landlord does not elect to terminate this lease as hereinafter provided, Landlord shall proceed with reasonable diligence and at its sole cost and expense to rebuild and repair the Demised Premises. In the event (a) the building in which the Demised Premises are located is destroyed or substantially damaged by a casualty not covered by Landlord's insurance, or
(b) such building is destroyed or rendered untenantable to an extent in excess of fifty percent (50%) of the first floor area by a casualty covered by Landlord's insurance, or (c) the holder of a mortgage, deed of trust or other lien on such building at the time of the casualty elects, pursuant to such mortgage, deed of trust or other lien, to require the use of all or part of Landlord's insurance proceeds in satisfaction of all or part of the indebtedness secured by the mortgage, deed of trust or other lien, then Landlord may elect either to terminate this lease or to proceed to rebuild and repair the Demised Premises. Landlord shall give written notice to Tenant of such election within sixty (60) days after the occurrence of such casualty and, if it elects to rebuild and repair, shall proceed to do so with reasonable diligence and at its sole cost and expense.

       17.3 Landlord's obligation to rebuild and repair under this Article 17 shall in any event be limited to restoring one of the following (as may be applicable): (a) if this lease does not include an attached exhibit describing Landlord's initial construction responsibility ("Landlord's Work"), restoring the Demised Premises to substantially the condition in which the same existed prior to such casualty, exclusive of any alterations, additions, improvements, fixtures and equipment installed by Tenant; or (b) restoring Landlord's Work, as described in the applicable exhibit attached to this lease (if such an exhibit is attached), to substantially the same condition in which the same existed prior to the casualty. Tenant agrees that promptly after completion of such work by Landlord, Tenant will proceed with reasonable diligence and at Tenant's sole cost and expense to restore, repair and replace all alterations, additions, improvements, fixtures, signs and equipment installed by Tenant, or, if an exhibit describing Tenant's Work is attached hereto, all items of Tenant's Work as described in such exhibit, as the case may be.

       17.4 Tenant agrees that during any period of reconstruction or repair of the Demised Premises, it will continue the operation of its business within the Demised Premises to the extent practicable. During the period from the occurrence of the casualty until Landlord's repairs are completed, the minimum guaranteed rental shall be reduced to such extent as may be fair and reasonable under the circumstances; however, there shall be no abatement of the percentage rental and other charges provided for herein.

                              ARTICLE 18

                            EMINENT DOMAIN

       18.1 If more than thirty percent (30%) of the floor area of the Demised Premises should be taken for any public or quasi-public use under any governmental law, ordinance or regulation or by right of eminent domain or by private purchase in lieu thereof, this lease shall terminate and the rent shall be abated during the unexpired portion of this lease, effective on the date physical possession is taken by the condemning authority.

       18.2 If less than thirty percent (30%) of the floor area of the Demised Premises should be taken as aforesaid, this lease shall not terminate; however, the minimum guaranteed rental (but not percentage rental) payable hereunder during the unexpired portion of this lease shall be reduced in proportion to the area taken, effective on the date physical possession is taken by the condemning authority. Following such partial taking, Landlord shall make all necessary repairs or alterations to the remaining premises or, if an exhibit describing Landlord's Work is attached to this lease, all necessary repairs within the scope of Landlord's Work as described in such exhibit, as the case may be, required to make the remaining portions of the Demised Premises an architectural whole, but in no event shall Landlord be required to expend an amount greater than the award actually received by Landlord in connection with such taking.

       18.3	If any part of the Common Area should be taken as aforesaid, this lease shall not terminate, nor shall the rent payable hereunder be reduced, except that either Landlord or Tenant may terminate this lease if the area of the Common Area remaining following such taking plus any additional parking area provided by Landlord in reasonable proximity to the Shopping Center shall be less than seventy percent (70%) of the area of the Common Area immediately prior to the taking. Any election to terminate this lease in accordance with this provision shall be evidenced by written notice of termination delivered to the other party within thirty (30) days after the date physical possession is taken by the condemning authority.

       18.4 All compensation awarded for any taking (or the proceeds of private sale in lieu thereof) of the Demised Premises or Common Area shall be the property of Landlord, and Tenant hereby assigns its interest in any such award to Landlord; provided, however, Landlord shall have no interest in any award made to Tenant for Tenant's moving and relocation expenses or for the loss of Tenant's fixtures and other tangible personal property if a separate award for such items is made to Tenant as long as such separate award does not reduce the amount of the award that would otherwise be awarded to Landlord.

       18.5 Notwithstanding anything to the contrary, Landlord may terminate the lease with no further liability to Tenant if (i) 50% or more of the gross leasable area of the Shopping Center is taken or (ii) if following any taking Landlord's mortgagee elects to require Landlord to apply all or a portion of such award to the outstanding indebtedness.

                              ARTICLE 19

                      ASSIGNMENT AND SUBLETTING

       19.1 Tenant shall not assign or in any manner transfer this lease or any estate or interest therein, or sublet the Demised Premises or any part thereof, or grant any license, concession or other right of occupancy of any portion of the Demised Premises without the prior written consent of Landlord. Landlord agrees that it will not withhold consent in a wholly unreasonable and arbitrary manner (as further explained in Section 28.4 of this lease); however, in determining whether or not to grant its consent, Landlord shall be entitled to take into consideration factors such as Landlord's desired tenant mix, the reputation and net worth of the proposed transferee, and the then current market conditions (including market rentals). In addition, Landlord shall also be entitled to charge Tenant a reasonable fee for processing Tenant's request. Consent by Landlord to one or more assignments or sublettings shall not operate as a waiver of Landlord's rights as to any subsequent assignments and sublettings. In all events, Landlord can refuse to consent to an assignment or sublease if there shall exist any uncured default of Tenant or, a matter which will become a default with the passage of time.

       19.2 If Tenant is a corporation, partnership or other entity and if at any time during the term of this lease the person or persons who own a majority of either the outstanding voting rights or the outstanding ownership interests of Tenant at the time of the execution of this lease cease to own a majority of such voting rights or ownership interests (except as a result of transfers by devise or descent), the loss of a majority of such voting rights or ownership interests shall be deemed an assignment of this lease by Tenant and, therefore, subject in all respects to the provisions of Section 19.1 above. The previous sentence shall not apply, however, if at the time of the execution of this lease, Tenant is a corporation and the outstanding voting shares of capital stock of Tenant are listed on a recognized security exchange or over-the-counter market.

       19.3 Notwithstanding anything to the contrary contained herein, and without prejudice to Landlord's right to require a written assumption from each assignee, any person or entity to whom this lease is assigned including, without limitation, assignees pursuant to the provisions of the Bankruptcy Code, 11 U.S.C. Paragraph 101 et seq. (the "Bankruptcy Code") shall automatically be deemed, by acceptance of such assignment or sublease or by taking actual or constructive possession of the Demised Premises, to have assumed all obligations of Tenant arising under this lease effective as of the earlier of the date of such assignment or sublease or the date on which the assignee or sublessee obtains possession of the Demised Premises. In the event this lease is assigned to any person or entity pursuant to the provisions of the Bankruptcy Code, any and all monies or other consideration payable or otherwise to be delivered in connection with such assignment shall be paid or delivered to Landlord and shall remain the exclusive property of Landlord and not constitute the property of Tenant or Tenant's estate within the meaning of the Bankruptcy Code. All such money or other consideration not paid or delivered to Landlord shall be held in trust for the benefit of Landlord and shall be promptly paid or delivered to Landlord.

       19.4 Notwithstanding any assignment or subletting, Tenant and any guarantor of Tenant's obligations under this lease shall at all times remain fully responsible and liable for the payment of the rent herein specified and for compliance with all of its other obligations under this lease (even if future assignments and sublettings occur subsequent to the assignment or subletting by Tenant, and regardless of whether or not Tenant's approval has been obtained for such future assignments and sublettings). Moreover, in the event that the rental due and payable by a sublessee (or a combination of the rental payable under such sublease plus any bonus or other consideration therefore or incident thereto) exceeds the rental payable under this lease, or if with respect to a permitted assignment, permitted license or other transfer by Tenant permitted by Landlord, the consideration payable to Tenant by the assignee, licensee or other transferee exceeds the rental payable under this lease, then Tenant shall be bound and obligated to pay Landlord all such excess rental and other excess consideration within ten (10) days following receipt thereof by Tenant from such sublessee, assignee, licensee or other transferee, as the case may be. Finally, in the event of an assignment or subletting, it is understood and agreed that all rentals paid to Tenant by an assignee or sublessee shall be received by Tenant in trust for Landlord, to be forwarded immediately to Landlord without offset or reduction of any kind; and upon election by Landlord such rentals shall be paid directly to Landlord as specified in Section 4.2 of this lease (to be applied as a credit and offset to Tenant's rental obligation).

       19.5 Tenant shall not mortgage, pledge or otherwise encumber its interest in this lease or in the Demised Premises.

       19.6 In the event of the transfer and assignment by Landlord of its interest in this lease and in the building containing the Demised Premises, Landlord shall thereby be released from any further obligations hereunder, and Tenant agrees to look solely to such successor in interest of the Landlord for performance of such obligations. Any security given by Tenant to secure performance of Tenant's obligations hereunder may be assigned and transferred by Landlord to such successor in interest and Landlord shall thereby be discharged of any further obligation relating thereto.

       19.7 Notwithstanding anything to the contrary contained herein, Landlord shall have the option, in its sole discretion, in the event of any proposed subletting or assignment, to terminate this lease, or in the case of a proposed subletting of less than the entire Demised Premises, to recapture the portion of the Demised Premises to be sublet, as of the date the subletting or assignment is to be effective. The option shall be exercised by Landlord giving Tenant written notice within sixty (60) days following Landlord's receipt of Tenant's written notice as required above. If this lease shall be terminated with respect to the entire Demised Premises, the Term shall end on the date stated in Tenant's notice as the effective date of the sublease or assignment as if that date had been originally fixed in this lease for the expiration of the Term. If Landlord recaptures only a portion of the Demised Premises, the minimum guaranteed rental during the unexpired Term shall abate, proportionately, based on the minimum guaranteed rental due as of the date immediately prior to such recapture and percentage rent shall be calculated using the adjusted minimum guaranteed rental.

                              ARTICLE 20

                SUBORDINATION; ATTORNMENT; ESTOPPELS

       20.1 Tenant accepts this lease subject and subordinate to any mortgage, deed of trust or other lien presently existing or hereafter placed upon the Shopping Center or any portion of the Shopping Center which includes the Demised Premises, and to any renewals and extensions thereof. Tenant agrees that any mortgagee shall have the right at any time to subordinate its mortgage, deed of trust or other lien to this lease; provided, however, notwithstanding that this lease may be (or is made to be) superior to a mortgage, deed of trust or other lien, the mortgagee shall not be liable for prepaid rentals, security deposits and claims accruing during or with respect to Landlord's ownership, any amendment or modification made to this lease without its prior written consent or any offsets or claims against Landlord; further provided that the provisions of a mortgage, deed of trust or other lien relative to the right of the mortgagee with respect to proceeds arising from an eminent domain taking (including a voluntary conveyance by Landlord) and provisions relative to proceeds arising from insurance payable by reason of damage to or destruction of the Demised Premises shall be prior and superior to any contrary provisions contained in this instrument with respect to the payment or usage thereof. Landlord is hereby irrevocably vested with full power and authority to subordinate this lease to any mortgage, deed of trust or other lien hereafter placed upon the Demised Premises or the Shopping Center as a whole, and Tenant agrees upon demand to execute such further instruments subordinating this lease as Landlord may request. If the holder of any mortgage, indenture or deed of trust or similar instrument (each a "Mortgagee") succeeds to Landlord's interest in the Demised Premises, Tenant shall, upon request of any such Mortgagee, automatically become the tenant of and attorn to and recognize such Mortgagee as the Landlord under this lease and will pay to it all rents and other amounts payable by Tenant under this lease, in accordance with the applicable terms of this lease. Notwithstanding that the foregoing provisions of this Section are self-operative, upon request of Landlord or any Mortgagee, Tenant shall execute and deliver to Landlord and to such Mortgagee a subordination and attornment agreement in recordable form confirming the foregoing and otherwise in form and substance acceptable to Landlord and such Mortgagee.

       20.2 Tenant may not exercise any remedies for default by Landlord hereunder unless and until Landlord and the holder(s) of any indebtedness secured by mortgage, deed of trust or other lien shall have received written notice of such default and a reasonable time (not less than 90 days) shall thereafter have elapsed without the default having been cured.

       20.3 Tenant agrees that it will from time to time upon request by Landlord execute and deliver to Landlord a written statement addressed to Landlord (and to a party[ies] designated by Landlord), which statement shall identify Tenant and this lease, shall certify that this lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as so modified), shall confirm that Landlord is not in default as to any obligations of Landlord under this lease (of if Landlord is in default, specifying any default), shall confirm Tenant's agreements contained above in this Article 20, and shall contain such other information or confirmations as Landlord may reasonably require. Landlord is hereby irrevocably appointed and authorized as the agent and attorney-in-fact of Tenant to execute and deliver any such written statement on Tenant's behalf if Tenant fails to do so within seven (7) days after the delivery of a written request from Landlord to Tenant.


                             ARTICLE 21

                  DIRECTION OF TENANT'S ENERGIES

       21.1 Tenant acknowledges that Tenant's monetary contribution to Landlord (in the form of rentals) and Tenant's general contribution to commerce within the Shopping Center (also important in Landlord's determination to execute this lease with Tenant) will be substantially reduced if, during the term of this lease, either Tenant or any person, firm or corporation, directly or indirectly controlling, controlled by or under common control with Tenant shall directly or indirectly operate, manage, conduct or have any interest in any establishment within commercial proximity of the Shopping Center.
Accordingly, Tenant agrees that if during the term of this lease, either
Tenant or any person, firm or corporation, directly or indirectly controlling, controlled by or under common control with Tenant (and also, in the event Tenant is a corporation, if any officer or director thereof or shareholder owning more than ten percent (10%) of the outstanding stock thereof, or parent, subsidiary or related or affiliated corporation) either directly or indirectly commences operation of any store selling or otherwise sells or offers for sale any merchandise or services of the type to be sold by Tenant in the Demised Premises as provided in Section 1.1 (r) hereof or similar or related items, or in any manner competes with the business provided herein to be conducted by Tenant at the Demised Premises, within a straightline radius of one (1) mile of the Shopping Center, which Tenant acknowledges is a reasonable area for the purpose of this provision, then in such event, the rental payable by Tenant hereunder shall be adjusted as follows:

           (a) thereafter the minimum guaranteed rental shall be one hundred ten percent (110%) of the amount stipulated in Section 1.1 (m) and
       Section 4.1 of this lease.

       The above adjustment in rental reflects the estimate of the parties as to the damages which Landlord would be likely to incur by reason of the diversion of business and customer traffic from the Demised Premises and Shopping Center to such other store within such radius, as a proximate result of the establishment of such other store. This provision shall not apply to any existing store presently being operated by Tenant as of the date hereof, provided there is no increase in the size, merchandise mix or trade name of such commercial establishment. Finally, Tenant agrees that Landlord may waive, for any reason whatsoever, all rights granted to Landlord pursuant to this
Section 21.1 and may sever this Section from the remainder of this lease (thereby keeping the remainder of this lease unmodified and in full force and effect).

                              ARTICLE 22

                   DEFAULT BY TENANT AND REMEDIES

       22.1 The following events shall be deemed to be events of default by Tenant under this lease:

           (a) Tenant shall fail to pay any installment of rental or any other obligation under this lease involving the payment of money and such failure shall continue for a period of ten (10) days after such payment shall become due and payable.

           (b) Tenant shall fail to comply with any provision of this lease, other than as described in subsection (a) above, and either shall not cure such failure within fifteen (15) days after written notice thereof to Tenant, or shall cure that particular failure but shall again fail to comply with the same provision of the lease within three (3) months after Landlord's written notice.

           (c) Tenant or any guarantor of Tenant's obligations under this lease shall become insolvent, or shall make a transfer in fraud of creditors, or shall make an assignment for the benefit of creditors.

           (d) Tenant or any guarantor of Tenant's obligations under this lease shall file a petition under any section or chapter of the federal Bankruptcy Code, as amended, or under any similar law or statue of the United States or any state thereof; or Tenant or any guarantor of Tenant's obligations under this lease shall be adjudged bankrupt or insolvent in proceedings filed against Tenant or any guarantor of Tenant's obligations under this lease thereunder.

           (e) A receiver or Trustee shall be appointed for the Demised Premises or for all or substantially all of the assets of Tenant or any guarantor of Tenant's obligations under this lease.

           (f) Tenant shall desert or vacate or shall commence to desert or vacate the Demised Premises or any substantial portion of the Demised Premises or at any time prior to the last month of the lease term shall remove or attempt to remove, without the prior written consent of Landlord, all or a substantial amount of Tenant's goods, wares, equipment, fixtures, furniture, or other personal property.

           (g) Tenant shall do or permit to be done anything which creates a lien upon the Demised Premises or upon all or any part of the Shopping Center.

           (h) Any transfer of a substantial portion of the assets of Tenant, or any incurrence of a material obligation by Tenant, unless such transfer or obligation is undertaken or incurred in the ordinary course of Tenant's business or in good faith for equivalent consideration, or with Landlord's consent.

           (i) The default of any guarantors of Tenant's obligations hereunder under any guaranty of this lease, or the attempted repudiation or revocation of any such guaranty.

       22.2 Upon the occurrence of any such event of default, Landlord shall have the option to pursue anyone or more of the following remedies:

           (a) Without any further notice or demand whatsoever, Tenant shall be obligated to reimburse Landlord for the damages suffered by Landlord as a result of the event of default, plus interest on such amount at the maximum contractual rate which could legally be charged in the event of a loan of such amount to Tenant (but in no event to exceed 1-1/2% per month); and Landlord may pursue a monetary recovery from Tenant. In this regard, and without limiting the generality of the immediately preceding sentence, it is agreed that if Tenant fails to install a sign on the front of the Demised Premises on or promptly after the Commencement Date of this lease, or if Tenant fails to open for business as required in this lease or, having opened for business, subsequently deserts or vacates the Demised Premises or otherwise ceases to conduct business in the Demised Premises as required in this lease, then Landlord at its option may seek monetary recovery for the loss of Tenant's anticipated contribution to commerce within the Shopping Center; moreover, Landlord and Tenant further agree that inasmuch as the exact amount of damages would be difficult to determine, liquidated damages will be due monthly
       (i) in an amount equal to fifteen percent (15%) of the minimum guaranteed rental payable for that month (Le., Tenant will pay minimum guaranteed rental equal to 115% of the amount specified in Section 1.1
       (m) and Section 4.1 of this lease) if Tenant opens for business but fails to install a sign and (ii) in an amount equal to twenty-five percent (25%) of the monthly guaranteed rental payable for the month if Tenant fails to open for business as required in this lease or, having opened for business, subsequently deserts or vacates the Demised Premises or otherwise ceases to conduct business in the Demised Premises as required by this lease (including, but not limited to, failing to comply with the requirements of Section 9.1 of this lease).

          (b) Without any further notice or demand whatsoever, Landlord may take anyone or more of the actions permissible at law to insure performance by Tenant of Tenant's covenants and obligations under this lease. In this regard, and without limiting the generality of the immediately preceding sentence, it is agreed that if Tenant fails to open for business as required in this lease or, having opened for business, deserts or vacates the Demised Premises, Landlord may enter upon and take possession of such premises in order to protect them from deterioration and continue to demand from Tenant the monthly rentals and other charges provided in this lease, without any obligation to relet; however, if Landlord does, at its sole discretion, elect to relet the Demised Premises, such action by Landlord shall not be deemed as an acceptance of Tenant's surrender of the Demised Premises unless Landlord expressly notifies Tenant of such acceptance in writing pursuant to this subsection (b), Tenant hereby acknowledging that Landlord shall otherwise be reletting as Tenant's agent and Tenant furthermore hereby agreeing to pay to Landlord on demand any deficiency that may arise between the monthly rentals and other charges provided in this lease and that actually collected by Landlord. It is further agreed in this regard that in the event of any default described in subsection (b) of
       Section 22.1 of this lease, Landlord shall have the right to enter upon the Demised Premises by force if necessary without being liable for prosecution or any claim for damages therefor, and do whatever Tenant is obligated to do under the terms of this lease; and Tenant agrees to reimburse Landlord on demand for any expenses which Landlord may incur in thus effecting compliance with Tenant's obligations under this lease, and Tenant further agrees that Landlord shall not be liable for any damages resulting to the Tenant from such action. Finally, it is agreed that in the event of any default described in subsection (g) of Section
       22.1 of this lease, Landlord may pay or bond around such lien, whether or not contested by Tenant; and in such event Tenant agrees to reimburse Landlord on demand for all costs and expenses incurred in connection with any such action, with Tenant further agreeing that Landlord shall in no event be liable for any damages or claims resulting from such action.

           (c) Accelerate and declare the entire remaining unpaid minimum guaranteed rental and additional rent for the balance of the term of this lease to be immediately due and payable.

           (d) Landlord may terminate this lease by written notice to Tenant, in which event Tenant shall immediately surrender the Demised Premises to Landlord, and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which Landlord may have for possession or arrearages in rent (including any late charge or interest which may have accrued pursuant to Section 4.7 of this lease), enter upon and take possession of the Demised Premises and expel or remove Tenant and any other person who may be occupying said premises or any part thereof, without being liable for prosecution or any claim for damages therefor. Tenant hereby waives any statutory requirement of prior written notice for filing eviction or damage suits for nonpayment of rent. In addition, Tenant agrees to pay to Landlord on demand the amount of all loss and damage which Landlord may suffer by reason of any termination effected pursuant to this subsection (c), said loss and damage to be determined by either of the following alternative measures of damages:

               (i) Until Landlord is able, through reasonable efforts, the nature of which efforts shall be at the sole discretion of Landlord, to relet the Demised Premises under terms satisfactory to Landlord in its sole discretion, Tenant shall pay to Landlord on or before the first day of each calendar month the monthly rentals and other charges provided in this lease. If and after the Demised Premises have been relet by Landlord, Tenant shall pay to Landlord on the twentieth (20th) day of each calendar month the difference between the monthly rentals and other charges provided in this lease for such calendar month and that actually collected by Landlord for such month. If it is necessary for Landlord to bring suit in order to collect any deficiency, Landlord shall have a right to allow such deficiencies to accumulate and to bring an action on several or all of the accrued deficiencies at one time. Any such suit shall not prejudice in any way the right of Landlord to bring a similar action for any subsequent deficiency or deficiencies.
          Any amount collected by Landlord from subsequent tenants for any calendar month in excess of the monthly rentals and other charges provided in this lease, shall be credited to Tenant in reduction of Tenant's liability for any calendar month for which the amount collected by Landlord will be less than the monthly rentals and other charges provided in this lease; but Tenant shall have no right to such excess other than the above-described credit.

              (ii) When Landlord desires, Landlord may demand a final settlement. Upon demand for a final settlement, Landlord shall have a right to, and Tenant hereby agrees to pay, the difference between the total of all monthly rentals and other charges provided in this lease for the remainder of the term and the reasonable rental value of the Demised Premises for such period, such difference to be discounted to present value at a rate equal to the rate of interest which is allowed by law in the state where the Shopping Center in located when the parties to a contract have not agreed on any particular rate of interest (or, in the absence of such law, at the rate of six percent per annum).

       If Landlord elects to exercise the remedy prescribed in subsection 22.2(b) above, this election shall in no way prejudice Landlord's right at any time thereafter to cancel said election in favor of the remedy prescribed in subsection 22.2(d) above, provided that at the time of such cancellation Tenant is still in default. Similarly, if Landlord elects to compute damages in the manner prescribed by subsection 22.2(d)(i) above, this election shall in no way prejudice Landlord's right at any time thereafter to demand a final settlement in accordance with subsection 22.2(d)(ii) above. Pursuit of any of the above remedies shall not preclude pursuit of any other remedies prescribed in other sections of this lease and any other remedies provided by law. Forbearance by Landlord to enforce one or more of the remedies herein provided upon an event of default shall not be deemed or construed to constitute a waiver of such default.

           (e)  All other remedies available at law or in equity.

       22.3 It is expressly agreed that in determining "the monthly rentals and other charges provided in this lease," as that term is used throughout subsections 22.2(c)(i) and 22.2(c)(ii) above, there shall be added to the minimum guaranteed rental (as specified in Sections 1.1 (m) and 4.1 of this lease) a sum equal to the charges for maintenance of the Common Area (as specified in Sections 1.1 (o) and 7.4 of this lease), the payments for taxes, charges and insurance (as specified in Article 6 of this lease) plus one twenty-fourth (1/24) of the total of all percentage rentals required to be paid by Tenant (pursuant to Section 4.4 of this lease) because of gross sales during the two (2) full calendar years immediately preceding the date Landlord initiated action pursuant to said subsections (or, if two full calendar years have not then elapsed, to the corresponding fraction of all percentage rentals required to be paid because of gross sales during the period commencing with the Commencement Date of this lease and concluding with the date on which Landlord initiated such action).

       22.4 It is further agreed that, in addition to payments required pursuant to subsections 22.2(b) and 22.2(c) above, Tenant shall compensate Landlord for all expenses incurred by Landlord in repossession (including, among other expenses, any increase in insurance premiums caused by the vacancy of the Demised Premises), all expenses incurred by Landlord in reletting (including, among other expenses, repairs, remodeling, replacements, advertisements and brokerage fees), all concessions granted to a new tenant upon reletting (including, among other concessions, renewal options), all losses incurred by Landlord as a direct or indirect result of Tenant's default (including, among other losses, any adverse reaction by Landlord's mortgagee or by other tenants or potential tenants of the Shopping Center) and a reasonable allowance for Landlord's administrative efforts, salaries and overhead attributable directly or indirectly to Tenant's default and Landlord's pursuing the rights and remedies provided herein and under applicable law.

       22.5 Landlord may restrain or enjoin any breach or threatened breach of any covenant, duty or obligation of Tenant herein contained without the necessity of proving the inadequacy of any legal remedy or irreparable harm. The remedies of Landlord hereunder or otherwise available at law or in equity shall be deemed cumulative and not exclusive of each other.

       22.6 If on account of any breach or default by Tenant in its obligations hereunder, Landlord shall employ an attorney to present, enforce or defend any of Landlord's rights or remedies hereunder, Tenant agrees to pay any reasonable attorneys' fees incurred by Landlord in such connection.

       22.7 Intentionally Deleted.

       22.8 Tenant acknowledges its obligation to deposit with Landlord the sum stated in Section 1.1 (q) above, to be held by Landlord without interest as security for the performance by Tenant of Tenant's covenants and obligations under this lease. Tenant agrees that such deposit may be commingled with Landlord's other funds and is not an advance payment of rental or a measure of Landlord's damages in case of default by Tenant. Upon the occurrence of any event of default by Tenant, Landlord may, from time to time, without prejudice to any other remedy provided herein or provided by law, use such fund to the extent necessary to make good any arrears of rentals and any other damage, injury, expense or liability caused to Landlord by such vent of default, and Tenant shall pay to Landlord on demand the amount so applied in order to restore the security deposit to its original amount. If Tenant is not then in default hereunder, any remaining balance of such deposit shall be returned by Landlord to Tenant upon termination of this lease (subject to the provisions of Section 19.6 above).

       22.9 In the event of any default described in subsection (d) of Section
22.1 of this lease, any assumption and assignment must conform with the requirements of the Bankruptcy Code which provides, in part, that the Landlord must be provided with adequate assurances (i) of the source of rent and other consideration due under this lease; (ii) that the financial condition and operating performance of any proposed assignee and its guarantors, if any, shall be similar to the financial condition and operating, performance of Tenant and its guarantors, if any, as of the date of execution of this lease;
(iii) that any percentage rent due under this lease will not decline substantially; (iv) that any assumption or assignment is subject to all of the provisions of this lease (including, but not limited to, restrictions as to use) and will not breach any such provision contained in any other lease, financing agreement or other agreement relating to the Shopping Center; and
(v) that any assumption or assignment will not disrupt any tenant mix or balance in the Shopping Center.

          (a) In order to provide Landlord with the assurances contemplated by the Bankruptcy Code, Tenant must fulfill the following obligations, in addition to any other reasonable obligations that Landlord may require. Before any assumption of this lease is effective: (i) all defaults under subsection (a) of Section 22.1 of this lease must be cured within ten (10) days after the date of assumption; (ii) all other defaults under Section
22.1 of this lease other than under subsection (d) of Section 22.1 must be cured within fifteen (15) days after the date of assumption; (iii) all actual monetary losses incurred by Landlord (including, but not limited to, reasonable attorneys' fees) must be paid to Landlord within ten (10) days after the date of assumption; and (iv) Landlord must receive within ten (10) days after the date of assumption a security deposit in the amount of six (6) months minimum guaranteed rental (using the minimum guaranteed rent in effect for the first full month immediately following the assumption) and an advance prepayment of minimum guaranteed rent in the amount of three (3) months minimum guaranteed rent (using the minimum guaranteed rent in effect for the first full month immediately following the assumption), both sums to be held by Landlord in accordance with Section 22.8 above and deemed to be rent under this lease for the purposes of the Bankruptcy Code as amended and from time to time in effect.

          (b) In the event this lease is assumed in accordance with the requirements of the Bankruptcy Code and this lease, and is subsequently assigned, then, in addition to any other reasonable obligations that Landlord may require and in order to provide Landlord with the assurances contemplated by the Bankruptcy Code, Landlord shall be provided with (i) a financial statement of the proposed assignee prepared in accordance with generally accepted accounting principles consistently applied, though on a cash basis, which reveals a net worth in an amount sufficient, in Landlord's reasonable judgment, to assure the future performance by the proposed assignee of Tenant's obligations under this lease; or (ii) a written guaranty by one or more guarantors with financial ability sufficient to assure the future performance of Tenant's obligations under this lease, such guaranty to be in form and content satisfactory to Landlord and to cover the performance of all of Tenant's obligations under this lease.

                               ARTICLE 23

               LANDLORD'S CONTRACTUAL SECURITY INTEREST

       23.1 In addition to the statutory Landlord's lien, Landlord shall have at all times a valid security interest to secure payment of all rentals and other sums of money becoming due hereunder from Tenant, and to secure payment of any damages or loss which Landlord may suffer by reason of the breach by Tenant of any covenant, agreement or condition contained herein, upon all goods, wares, equipment, fixtures, furniture, improvements and other personal property of Tenant presently, or which may hereafter be, situated on the Demised Premises, and all proceeds therefrom, and such property shall not be removed without the consent of landlord until all arrearages in rent as well as any and all other sums of money then due to landlord or to become due to landlord hereunder shall first have been paid and discharged and all the covenants, agreements and conditions hereof have been fully complied with and performed by Tenant. Upon the occurrence of an event of default by Tenant, Landlord may, in addition to any other remedies provided herein, enter upon the Demised Premises and take possession of any and all goods, wares, equipment, fixtures, furniture, improvements and other personal property of Tenant situated on the Demised Premises, without liability for trespass or conversion, and sell the same at public or private sale, with or without having such property at the sale, after giving Tenant reasonable notice of the time and place of any public sale or of the time after which any private sale is to be made, at which sale the landlord or its assigns may purchase unless otherwise prohibited by law. Unless otherwise provided by law, and without intending to exclude any other manner of giving Tenant reasonable notice, the requirement of reasonable notice shall be met if such notice is given in the manner prescribed in this lease at least five (5) days before the time of sale. Any sale made pursuant to the provisions of this Section shall be deemed to have been a public sale conducted in a commercially reasonable manner if held in the Demised Premises or where the property is located after the time, place and method of sale and a general description of the types of property to be sold have been advertised in a daily newspaper published in the county in which the property is located, for five (5) consecutive days before the date of the sale. The proceeds from any such disposition, less any and all expenses connected with the taking of possession, holding and selling of the property (including reasonable attorneys' fees and legal expenses), shall be applied as a credit against the indebtedness secured by the security interest granted in this Section.
Any surplus shall be paid to Tenant or as otherwise required by law;
Tenant shall pay any deficiencies forthwith. Tenant hereby agrees that a carbon, photographic or other reproduction of this lease shall be sufficient to constitute a financing statement. Tenant nevertheless agrees that upon request by landlord, Tenant will execute and deliver to landlord a financing statement in form sufficient to perfect the security interest of landlord in the aforementioned property and proceeds thereof under the provision of the Uniform Commercial Code
(or corresponding state statutes) in force in the state in which the property is located, as well as any other state the laws of which landlord may at any time consider to be applicable; moreover, landlord is hereby irrevocably vested with a power of attorney from Tenant to execute any and all such financing statements on behalf of Tenant.

       23.2 Notwithstanding Section 23.1, landlord agrees that it will subordinate its security interest and landlord's lien to the security interest of Tenant's supplier or institutional financial source for as long as the rental account of Tenant under this lease is current (or is brought current), provided that landlord approves the transaction as being reasonably necessary to Tenant's operations at the Demised Premises, and further provided that the subordination must be limited to a specified transaction and specified items of the fixtures, equipment or inventory involved in the transaction.

                              ARTICLE 24

                             HOLDING OVER

       24.1 In the event Tenant remains in possession of the Demised Premises after the expiration or earlier termination of this lease and without the execution of a new lease, it shall be deemed to be occupying said premises as a tenant at sufferance at a rental equal to the rental (including any percentage rental) herein provided plus one hundred percent (100%) of such amount and otherwise subject to all the conditions, provisions and obligations of this lease insofar as the same are applicable to a tenancy at sufferance. Neither any provision hereof nor acceptance by Landlord of rent after such expiration or earlier termination shall be deemed a consent to a holdover hereunder or result in a renewal of this lease or an extension of the Term. Notwithstanding any provision to the contrary contained herein, (i) Landlord expressly reserves the right to require Tenant to surrender possession of the Demised Premises upon the expiration of the Term of this lease or upon the earlier termination hereof, the right to reenter the Demised Premises, and the right to assert any remedy at law or in equity to evict Tenant and collect damages in connection with any such holding over, and (ii) Tenant shall indemnify, defend and hold Landlord harmless from and against any and all claims, demands, actions, losses, damages, obligations, costs and expenses, including, without limitation, attorneys' fees incurred or suffered by landlord by reason of Tenant's failure to surrender the Demised Premises on the expiration or earlier termination of this lease in accordance with the provisions of this lease.

                              ARTICLE 25

                               NOTICES

       25.1 Wherever any notice is required or permitted hereunder, such notice shall be in writing. Any notice or document required or permitted to be delivered hereunder shall be deemed to be delivered when actually received by the designated addressee or, if earlier and regardless of whether actually received or not, when deposited in the United States mail, postage prepaid, certified mail, return receipt requested, addressed to the parties hereto at the respective addresses set out in Section 1.1 above (or at landlord's option, to Tenant at the Demised Premises), or at such other addresses as they have theretofore specified by written notice.

       25.2 If and when included within the term "Landlord" as used in this instrument there are more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of such notice specifying some individual at some specific address for the receipt of notices and payments to the Landlord; if and when included within the term "Tenant" as used in this instrument there are more than one person, firm or corporation, all shall jointly arrange among themselves for their joint execution of such a notice specifying some individual at some specific address for the receipt of notices and payment to Tenant. All parties included within the terms "Landlord" and "Tenant," respectively, shall be bound by notice and payments given in accordance with the provisions of this Article to the same effect as if each had received such notice or payment. In addition, Tenant agrees that actions by Landlord and notices to Tenant hereunder may be taken or given by Landlord's attorney, property manager or other agent.

                              ARTICLE 26

                    COMMISSIONS; ADVICE FROM AGENT

       26.1 Landlord shall pay to Trammell Crow Company, Agent (as set forth in Section 1.1 (g) hereof), a commission for negotiating this lease, in accordance with a separate agreement. Tenant and Landlord warrant that they have had no dealings with any broker or agent in connection with this lease, other than Trammell Crow Company, Agent, whose commission shall be paid as hereinabove provided. Landlord and Tenant covenant to pay, hold harmless and indemnify each other from and against any and all cost, expense or liability for any compensation, commissions or charges claimed by any broker or agent utilized by the indemnitor with respect to this lease or the negotiation hereof.


       26.2 Tenant hereby acknowledges that at or prior to the time of the execution of this lease, Agent delivered to Tenant an agency disclosure statement in compliance with applicable law, and Agent has advised Tenant by this writing that Tenant should have an abstract covering the real estate upon which the Shopping Center and the Demised Premises are located examined by an attorney of Tenant's own selection or, at Tenant's option, that Tenant should obtain a leasehold owner's policy of title insurance.

       26.3 Tenant also acknowledges that Agent has advised Tenant that because Agent has no expertise with respect to toxic or otherwise hazardous substances, Tenant should, prior to executing this lease, have qualified experts conduct proper inspections of the Demised Premises in order to determine whether or not toxic or otherwise hazardous substances exist in, under or around the Demised Premises.

                              ARTICLE 27

                     REGULATIONS; INDEMNIFICATION

       27.1 Landlord and Tenant acknowledge that there are now in effect and may hereafter be enacted or go into effect federal, state, county and municipal laws, orders, rules, directives and regulations relating to or affecting the Demised Premises or the Shopping Center, concerning the impact on the environment of construction, land use, maintenance and operation of structures, toxic or otherwise hazardous substances, and the conduct of business, including, without limitation, the Americans With Disabilities Act of 1990, the occupational Safety and Health Act, and the Clean Air Act and regulations issued thereunder (all of the foregoing, as amended from time to time, being herein called the "Regulations"). Tenant will not cause or permit to be caused, any act or practice, by negligence, omission or otherwise, that would adversely affect the environment or do anything or permit anything to be done that would violate any of said Regulations. Moreover, Tenant shall have no claim against Landlord by reason of any changes Landlord may make in the Shopping Center or the Demised Premises pursuant to said Regulations or any charges imposed upon Tenant, Tenant's customers or other invitees pursuant to same.

       27.2 If, by reason of any Regulations, the payment to, or collection by, Landlord of any rental or other charge (collectively referred to hereinafter as "lease Payments") payable by Tenant to Landlord pursuant to the provisions of this lease is in excess of the amount (the "Maximum Charge") permitted thereof by the Regulations, then Tenant, during the period (the "Freeze Period") when the Regulations shall be in force and effect shall not be required to pay, nor shall Landlord be permitted to collect, any sum in excess of the Maximum Charge. Upon the earlier of (i) the expiration of the Freeze Period, or (ii) the issuance of a final order or judgment of a court of competent jurisdiction declaring the Regulations to be invalid or not applicable to the provisions of this lease, Tenant, to the extent not then proscribed by law, and commencing with the first day of the month immediately following, shall pay to Landlord as additional rental, in equal monthly installments during the balance of the term of this lease, a sum equal to the cumulative difference between the Maximum Charges and the lease Payments during the Freeze Period.
If any provisions of this Section, or the application thereof, shall to any extent be declared to be invalid and unenforceable, the same shall not be deemed to affect any of the other provisions of this section or of this lease, all of which shall be deemed valid and enforceable to the fullest extent permitted by law.

       27.3 Tenant acknowledges that it will be wholly responsible for any accommodations or alterations which need to be made to the Demised Premises to accommodate disabled employees and customers of Tenant, including without limitation, the requirements under the Americans with Disabilities Act. Any alterations made to the Demised Premises in order to comply with either statute must be made solely at Tenant's expense and in compliance with all terms and requirements of the lease. Landlord agrees to make reasonable efforts to ensure that the Common Area is in compliance with the applicable disability access laws as of the date hereof. If a complaint is received by Landlord from either a private or government complaint regarding disability access to the Common Area of the Shopping Center, Landlord reserves the right to mediate, contest, comply with or otherwise respond to such complaint as Landlord deems to be reasonably prudent under the circumstances. If Landlord decides to make alterations to the Common Area of the Shopping Center in response to any such complaints or in response to legal requirements Landlord considers to be applicable to the Common Area of the Shopping Center, the cost of such alterations shall be included in the Common Area maintenance charge under the lease. Landlord and Tenant agree that so long as the governmental entity or entities charged with enforcing such statutes have not expressly required Landlord to take specific action to effectuate compliance with such statutes, Landlord shall be conclusively deemed to be in compliance with such statutes. Tenant agrees to provide Landlord with written notice should Tenant become aware of a violation of such statutes with respect to the Common Area. In the event Landlord is required to take action to effectuate compliance with such statutes, Landlord shall have a reasonable period of time to make the improvements and alterations necessary to effectuate such compliance, which period of time shall be extended by any time necessary to cause any necessary improvements and alterations to be made.

       27.4 Tenant shall indemnify, defend and hold harmless Landlord, Landlord's asset manager, Landlord's subasset manager, Landlord's partners, any subsidiary or affiliate of Landlord and the officers, directors, shareholders, partners, employees, managers, independent contractors, attorneys and agents of any of the foregoing (collectively, the "Indemnitees") from and against any and all claims, demands, causes of action, judgments, costs and expenses, and all losses and damages (including consequential and punitive damages) arising from Tenant's use of the Demised Premises or from the conduct of its business or from any activity, work, or other acts or things done, permitted or suffered by Tenant in or about the Demised Premises, and shall further indemnify, defend and hold harmless the Indemnitees from and against any and all claims arising from any breach or default in the performance of any obligation on Tenant's part to be performed under the terms of this lease, or arising from any act. Omission or negligence or willful or criminal misconduct of Tenant, or any officer, agent, employee, independent contractor, guest, or invitee thereof, and from all costs, attorneys' fees and disbursements, and liabilities incurred in the defense of any such claim or any action or proceeding which may be brought against, out of or in any way related to this lease. Upon notice from Landlord, Tenant shall defend any such claim, demand. Cause of action or suit at Tenant's expense by counsel satisfactory to Landlord in its sole discretion. As a material part of the consideration to Landlord for this lease, Tenant hereby assumes all risk of damage to property or injury to persons in, upon or about the Demised Premises from any cause, and Tenant hereby waives all claims with respect thereto against Landlord. Tenant shall give immediate notice to Landlord in case of casualty or accidents in the Demised Premises. The provisions of this Article 27 shall survive the expiration or sooner termination of this lease.

       27.5 All personal property of Tenant, including goods, wares, merchandise, inventory, trade fixtures and other personal property of Tenant, shall be stored at the sole risk of Tenant. Landlord or its agents shall not be liable for any loss or damage to persons or property resulting from fire. Explosion, falling plaster, steam, gas, electricity, water or rain which may leak from any part of the Shopping Center or from the pipes, appliances or plumbing works therein or from the roof, street or subsurface or from any other places resulting from dampness or any other cause whatsoever, or from the act or negligence of any other tenant or any officer, agent, employee, contractor or guest of any such tenant, except personal injury caused by or due to the gross negligence or willful misconduct of Landlord. Landlord or its agents shall not be liable for interference with the electrical service, ventilation, or for any latent defect in the Demised Premises.

                               ARTICLE 28

                          HAZARDOUS MATERIALS

       28.1 During the term of this lease, Tenant shall comply with all Environmental laws and Environmental Permits (each as defined in Section 28.7 hereof) applicable to the operation or use of the Demised Premises, will cause all other persons occupying or using the Demised Premises to comply with all such Environmental Laws and Environmental Permits, will immediately payor cause to be paid all costs and expenses incurred by reason of such compliance, and will obtain and renew all Environmental Permits required for operation or use of the Demised Premises.

       28.2 Tenant shall not generate, use, treat, store, handle, release or dispose of, or permit the generation, use, treatment, storage, handling, release or disposal of Hazardous Materials (as defined in Section 28.7 hereof) on the Demised Premises, or the Shopping Center, or transport or permit the transportation of Hazardous Materials to or from the Demised Premises or the Shopping Center except for limited quantities used or stored at the Demised Premises and required in connection with the routine operation and maintenance of the Demised Premises, and then only upon the written consent of Landlord and in compliance with all applicable Environmental Laws and Environmental Permits.

       28.3 At any time and from time to time during the term of this lease, Landlord may perform, at Tenant's sole cost and expense, an environmental site assessment report concerning the Demised Premises, prepared by an environmental consulting firm chosen by Landlord, indicating the presence or absence of Hazardous Materials caused or permitted by Tenant and the potential cost of any compliance, removal or remedial action in connection with any such Hazardous Materials on the Demised Premises. Tenant shall grant and hereby grants to Landlord and its agents access to the Demised Premises and specifically grants Landlord an irrevocable non-exclusive license to undertake such an assessment; and the cost of such assessment shall be immediately due and payable on demand.

       28.4 Tenant will immediately advise Landlord in writing of any of the following: (1) any pending or threatened Environmental Claim (as defined in Section 28.7 hereof) against Tenant relating to the Demised Premises or the Shopping Center; (2) any condition or occurrence on the Demised Premises or the Shopping Center that (a) results in noncompliance by Tenant with any applicable Environmental law, or (b) could reasonably be anticipated to form the basis of an Environmental Claim against Tenant or Landlord or the Demised Premises; (3) any condition or occurrence on the Demised Premises or any property adjoining the Demised Premises that could reasonably be anticipated to cause the Demised Premises to be subject to any restrictions on the ownership, occupancy, use or transferability of the Demised Premises under any Environmental law; and (4) the actual or anticipated taking of any removal or remedial action by Tenant in response to the actual or alleged presence of any Hazardous Material on the Demised Premises or the Shopping Center. All such notices shall describe in reasonable detail the nature of the claim, investigation, condition, occurrence or removal or remedial action and Tenant's response thereto. In addition, Tenant will provide Landlord with copies of all communications regarding the Demised Premises with any government or governmental agency relating to Environmental laws, all such communications with any person relating to Environmental Claims, and such detailed reports of any such Environmental Claim as may reasonably be requested by Landlord.

       28.5 Tenant will not change or permit to be changed the present use of the Demised Premises unless Tenant shall have notified Landlord thereof in writing and Landlord shall have determined, in its sole and absolute discretion, that such change will not result in the presence of Hazardous Materials on the Demised Premises except for those described in Section
28.2 above.


       28.6 (a) Tenant agrees to defend, indemnify and hold harmless the Indemnitees (as defined in Section 21.1) from and against all obligations (including removal and remedial actions), losses, claims, suits, judgments, liabilities, penalties, damages (including consequential and punitive damages), costs and expenses (including attorneys' and consultants' fees and expenses) of any kind or nature whatsoever that may at any time be incurred by, imposed on or asserted against such Indemnitees directly or indirectly based on, or arising or resulting from (a) the actual or alleged presence of Hazardous Materials on the Shopping Center which is caused or permitted by Tenant and (b) any Environmental Claim relating in any way to Tenant's operation or use of the Demised Premises (the "Hazardous Materials Indemnified Matters"). The provisions of this Article 28 shall survive the expiration or sooner termination of this lease.

            (b) To the extent that the undertaking in the preceding paragraph may be unenforceable because it is violative of any law or public policy, Tenant will contribute the maximum portion that it is permitted to pay and satisfy under applicable law to the payment and satisfaction of all Hazardous Materials Indemnified Matters incurred by the Indemnitees.

            (c) All sums paid and costs incurred by Landlord with respect to any Hazardous Materials Indemnified Matter shall bear interest at the lesser of (i) eighteen (18%) percent per annum, or (ii) the maximum legal rate of interest allowed by the state in which the Shopping Center is located, from the date so paid or incurred until reimbursed by Tenant, and all such sums and costs shall be immediately due and payable on demand.

       28.7 (a) "Hazardous Materials" means (i) petroleum or petroleum products, natural or synthetic gas, asbestos in any form that is or could become friable, urea formaldehyde foam insulation, and radon gas; (ii) any substances defined as or included in the definition of "hazardous substances," "hazardous wastes," "hazardous materials," "extremely hazardous wastes," "restricted hazardous wastes," "toxic substances," "toxic pollutants," "contaminants" or "pollutants," or words of similar import, under any applicable Environmental law; and (iii) any other substance exposure which is regulated by any governmental authority; (b) "Environmental law" means any federal, state or local statute, law, rule, regulation, ordinance, code, policy or rule of common law now or hereafter in effect and in each case as amended, and any judicial or administrative interpretation thereof, including any judicial or administrative order, consent decree or judgment, relating to the environment, health, safety or Hazardous Materials, including without limitation, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, 42 U.S.C.
Section 9601 et seq.; the Resource Conservation and Recovery Act, 42 U.S.C.
Section 6901 et seq.; the Hazardous Materials Transportation Act, 49 U.S.C.
Section 1801 et seq.; the Clean Water Act, 33 U.S.C. Section 1251 et seq.; the Toxic Substances Control Act, 15 U.S.C. Section 2601 et seq.; the Clean Air Act, 42 U.S.C. Section 7401 et seq.; the Safe Drinking Water Act, 42 U.S.C. Section 300f et seq.; the Atomic Energy Act, 42 U.S.C. Section 2011 et seq.; the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C.
Section 136 ill et seq.; the Occupational Safety and Health Act, 29 U.S.C.
Section 651 et seq.; (c) "Environmental Claims" means any and all administrative, regulatory or judicial actions, suits, demands, demand letters, claims, liens, notices of non-compliance or violation, investigations, proceedings, consent orders or consent agreements relating in any way to any Environmental law or any Environmental Permit, including without limitation (i) any and all Environmental Claims by governmental or regulatory authorities for enforcement, cleanup, removal, response, remedial or other actions or damages pursuant to any applicable Environmental law and (ii) any and all Environmental Claims by any third party seeking damages, contribution, indemnification, cost recovery, compensation or injunctive relief resulting from Hazardous Materials or arising from alleged injury or threat of injury to health, safety or the environment;
(d) "Environmental Permits" means all permits, approvals, identification numbers, licenses and other authorizations required under any applicable Environmental law.

                              ARTICLE 29

                             MISCELLANEOUS

       29.1 Nothing in this lease shall be deemed or construed by the parties hereto, nor by any third party, as creating the relationship of principal and agent or of partnership or of joint venture between the parties hereto, it being understood and agreed that neither the method of computation of rent, nor any other provision contained herein, nor any acts of the parties hereto, shall be deemed to create any relationship between the parties hereto other than the relationship of Landlord and tenant.

       29.2 Tenant shall not for any reason withhold or reduce Tenant's required payments of rentals and other charges provided in this lease, it being agreed that the obligations of Landlord under this lease are independent of Tenant's obligations except as may be otherwise expressly provided. The immediately preceding sentence shall not be deemed to deny Tenant the ability of pursuing all rights granted it under this lease or at law; however, at the direction of Landlord, Tenant's claims in this regard shall be litigated in proceedings different from any litigation involving rental claims or other claims by Landlord against Tenant (i.e., each party may proceed to a separate judgment without consideration, counterclaim or offset as to the claims asserted by the other party).

       29.3 The liability of Landlord, Landlord's asset or subasset manager, any agent of Landlord, or any of their respective partners, officers, directors, shareholders, or employees to Tenant for or in respect of any default by Landlord under the terms of this lease or in respect of any other claim or cause of action shall be limited to the interest of Landlord in the Shopping Center, and Tenant agrees to look solely to Landlord's interest in the Shopping Center for the recovery and satisfaction of any judgment against Landlord, any agent of Landlord, or any of their respective officers, directors, shareholders, and employees. Any action based upon such liabilities shall be commenced within six (6) months following the date of said assignment of this lease by Landlord and no such action shall be brought thereafter. In no event shall Landlord have any liability to Tenant for consequential damages such as, but not limited to, lost profits.

       29.4 In all circumstances under this lease where the prior consent of one party (the "consenting party"), whether it be Landlord or Tenant, is required before the other party (the "requesting party") is authorized to take any particular type of action, such consent shall not be withheld in a wholly unreasonable and arbitrary manner, unless otherwise permitted under the terms hereof; however, the requesting party agrees that its exclusive remedy if it believes that consent has been withheld improperly (including, but not limited to, consent required from Landlord pursuant to Section 9.2 or
Section 19.1) shall be to institute litigation either for a declaratory judgment or for a mandatory injunction requiring that such consent be given (with the requesting party hereby waiving any claim for damages, attorneys' fees or any other remedy unless the consenting party refuses to comply with a court order or judgment requiring it to grant its consent).

       29.5 Whenever a period of time is herein prescribed for action to be taken by Landlord, Landlord shall not be liable or responsible for, and there shall be excluded from the computation of any such period of time, any delays due to strikes, riots, acts of God, shortages of labor or materials, war, governmental laws, regulations or restrictions or any other causes of any kind whatsoever which are beyond the reasonable control of Landlord.

       29.6 Intentionally Deleted.

       29.7 From time to time during the term of this lease, Landlord may, by written notice to Tenant, substitute for the Demised Premises other space that has an area, finish-out and improvements at least equal to that of the Demised Premises and is located in a comparable or more desirable position within the Shopping Center, as mutually agreed upon by both Tenant and Landlord, and is within similar proximity to the anchor tenant (the "Substitution Space"). Tenant may either accept possession of the Substitution Space in its "as is" condition or require Landlord to alter the Substitution Space in the same manner as the Demised Premises were altered or were to be altered. If Landlord exercises its substitution right, Landlord shall reimburse Tenant for Tenant's reasonable out-of-pocket expenses for moving Tenant's furniture, equipment, vault, safe deposit boxes, supplies and telephone equipment from the Demised Premises to the Substitution Space.

       29.8 If any provision of this lease should be held to be invalid or unenforceable, the validity and enforceability of the remaining provisions of this lease shall not be affected thereby.

       29.9 If this lease is in fact a sublease, Tenant accepts this lease subject to all of the terms and conditions of the underlying lease under which Landlord holds the Shopping Center as lessee. Tenant covenants that it will do no act or thing which would constitute a violation by Landlord of its obligation under such underlying lease; provided, however, that Tenant's agreement in this regard is premised on Landlord's assurances to the effect that the terms of this lease do not violate such underlying lease.

       29.10 The laws of the State of Florida shall govern the interpretation, validity, performance and enforcement of this lease. Venue for any action under this lease shall be the county in which rentals are due pursuant to Section 4.2 and Section 1.1 of this lease.

       29.11 The captions used herein are for convenience only and do not limit or amplify the provisions hereof.

       29.12 Whenever herein the singular number is used, the same shall include the plural, and words of any gender shall include each other gender.

       29.13 All covenants and obligations contained within this lease shall bind and inure to the benefit of Landlord, its successors and assigns, and shall be binding upon Tenant, its permitted successors and assigns.

       29.14 This lease contains the entire agreement between the parties, and no rights are created in favor of either party other than as specified or expressly contemplated in this lease. No brochure, rendering, information or correspondence shall be deemed to be a part of this agreement unless specifically incorporated herein by reference. In addition, no agreement shall be effective to change, modify or terminate this lease in whole or in part unless such is in writing and duly signed by the party against whom enforcement of such change, modification or termination is sought.

       29.15 LANDLORD AND TENANT HEREBY ACKNOWLEDGED THAT THEY ARE NOT RELYING UPON ANY BROCHURE, RENDERING, INFORMATION, REPRESENTATION OR PROMISE OF THE OTHER, OR OF THE AGENT OR COOPERATING AGENT, EXCEPT AS MAY BE EXPRESSLY SET FORTH IN THIS LEASE.


       29.16 No waiver of any of the terms, covenants, provisions, conditions, rules and regulations imposed by this lease, and no waiver of any legal or equitable relief or remedy, shall be implied by the failure of Landlord to assert any rights, declare any forfeiture, or for any other reason. No waiver of any of the terms, provisions, covenants, conditions, rules and regulations shall be valid unless it shall be in writing signed by Landlord. No waiver by Landlord or forgiveness of performance by Landlord for one or more tenants shall constitute a waiver or forgiveness of performance in respect to Tenant. Landlord's consent to or approval of any act by Tenant requiring Landlord's consent or approval under this lease shall not be deemed to render unnecessary the obtaining of Landlord's consent to or approval of any subsequent act of Tenant. No act or thing done by Landlord or Landlord's agents during the term of this lease shall be deemed a termination of this lease or an acceptance of a surrender of the Demised Premises, unless in writing signed by Landlord.
The delivery of the keys to any employee or agent of Landlord shall not operate as a termination of the lease or a surrender of the Demised Premises. The acceptance of any rent by Landlord following a breach of this lease by Tenant shall not constitute a waiver by Landlord of such breach or any other breach unless such waiver is expressly stated in a writing signed by Landlord. Landlord is entitled to accept, receive and cash or deposit any payment made by Tenant for any reason or purpose or in any amount whatsoever, and apply the same at Landlord's option to any obligation of Tenant and the same shall not constitute payment of any amount owed except that to which Landlord as applied the same. No endorsement or statement on any check or letter of Tenant shall be deemed an accord and satisfaction or otherwise recognized for any purpose whatsoever. The acceptance of any such check or payment shall be without prejudice to Landlord's right to recover any and all amounts owed by Tenant hereunder and Landlord's right to pursue any other available remedy.

       29.17 Tenant shall deliver and surrender to Landlord possession of the Demised Premises (including all of Tenant's permanent work upon and to the Demised Premises, all replacements and all fixtures permanently attached to the Demised Premises) immediately upon the expiration of the Term or the termination of this lease in as good condition and repair as the same were on the delivery date (loss by any insured casualty and ordinary wear and tear only excepted) and deliver the keys at the office of Landlord or Landlord's agent; provided, however, that upon Landlord's request made at least thirty
(30) days prior to the end of the Term, or the date Tenant is otherwise required to vacate the Demised Premises, Tenant shall remove all fixtures and equipment affixed to the Demised Premises by Tenant, and repair and restore the Demised Premises to their condition on the delivery date (loss by any insured casualty and ordinary wear and tear only excepted), at Tenant's sole expense. The removal shall be performed prior to the earlier of the end of the Term or the date Tenant is required to vacate the Demised Premises.

       29.18 Tenant shall not record this lease. Without the prior written consent of Landlord, Tenant shall not record any memorandum of this lease, short form or other reference to this lease.

       29.19 The submission of this lease for examination does not constitute a reservation of or option for the Demised Premises or any other space in the Shopping Center, and shall not vest any right in Tenant. This lease shall become effective as a lease only upon its execution and delivery by the parties.

       29.20 LANDLORD AND TENANT HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE THE RIGHT TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS LEASE OR ANY DOCUMENTS CONTEMPLATED TO BE EXECUTED IN CONNECTION HEREWITH OR ANY COURSE OF CONDUCT, COURSE OF DEALINGS, STATEMENTS (WHETHER ORAL OR WRITTEN) OR ACTIONS
OF EITHER PARTY ARISING OUT OF OR RELATED IN ANY MANNER WITH THE DEMISED PREMISES (INCLUDING WITHOUT LIMITATION, ANY ACTION TO RESCIND OR CANCEL THIS LEASE OR ANY CLAIMS OR DEFENSES ASSERTING THAT THIS LEASE WAS FRAUDULENTLY INDUCED OR IS OTHERWISE VOID OR VOIDABLE). THIS WAIVER IS A MATERIAL INDUCEMENT FOR LANDLORD TO ENTER AND ACCEPT THIS LEASE.

       29.21 Tenant acknowledges that it has reviewed the regulations enacted by the Occupational Safety and Health Administration ("OSHA"), as set forth in Sections 1910.1001 and 1926.1101 of Title 29 of the Code of Federal Regulations (the "OSHA Regulations") and agrees that in addition to its other obligations hereunder, Tenant shall comply with such regulations. Tenant acknowledges that it has been notified of the presence of asbestos-containing materials ("ACM") and materials designated by OSHA as presumed asbestos-containing materials ("PACM") located in the Demised Premises. According to Landlord's current records, without further inquiry, the materials set forth on Schedule A attached hereto have been identified as ACM. In addition, the following materials, if located in properties constructed prior to 1981, must, in accordance with the OSHA Regulations, be treated as PACM: any thermal system insulation and surfacing material that is sprayed on, troweled on, or applied in some other manner, as well as any resilient flooring material installed in 1980 or earlier. Upon written request by Tenant, Landlord shall provide Tenant with copies of any information pertaining to ACM or PACM in Landlord's files.

       29.22 Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of that exceed Federal and State guidelines have been found in buildings in Florida. Additional information regarding and testing may be obtained from your county public health unit.

       29.23 This lease consists of twenty-nine Articles and Exhibits "A" through "C." With the exception of Article 7, in the event any provision of an exhibit or other attached page shall be inconsistent with a provision in the body of the lease, the provision as set forth in the exhibit shall be deemed to control.

       29.24 In connection with Tenant's execution of this Lease, Tenant agrees to execute an agreement confirming its acceptance of the Demised Premises and such other terms as may be required by Landlord in Landlord's sole discretion.

               [REMAINDER OF PAGE IS LEFT INTENTIONALLY BLANK.]







       EXECUTED as of the latest date accompanying a signature by Landlord or Tenant below.

WITNESS:                                  LANDLORD:

                                          HFJ, LLC, as beneficiary of the KLS
                                          FLAMINGO LAND TRUST

_________________________                 By:  _______________________________
                                          Name:  _____________________________
_________________________                 Title:  ____________________________
                                          Date of Signature:  ________________

WITNESS:                                  TENANT:
                                          COMMERCIAL BANK OF FLORIDA, INC.,
                                          a Florida corporation

_________________________                 By:  _______________________________
                                          Name:  _____________________________
_________________________                 Title:  ____________________________
                                          Date of Signature:  ________________
                                          Taxpayer Identification No.: _______










                              EXHIBIT "A"
                    DESCRIPTION OF SHOPPING CENTER




                               SITE PLAN















                              EXHIBIT "B"

           CONSTRUCTION: TENANT ACCEPTANCE OF SPACE "AS IS"

                           ARTICLE I. GENERAL

Tenant hereby accepts the Demised Premises "as is" and "ready for occupancy." Prior to any modification of the existing premises, Tenant shall adhere to the following:


               ARTICLE II. PRE-CONSTRUCTION OBLIGATIONS

     A. Plans, diagrams, schedules and other data relating to work to be performed by Tenant must be furnished by Tenant to Landlord complete, sufficient to obtain a building permit, and ready for Landlord's consideration and final approval within fifteen (15) days after execution of this lease (or at such other time as may be specified by this exhibit). Without limiting the generality of the immediately preceding sentence, Tenant's submissions must include a floor plan, a reflected ceiling plan, a plumbing plan, elevations of walls and a fixture plan. All drawings shall be at scale of either 1/8" or 1/4". Tenant shall reimburse Landlord for any loss or extra cost which may result to Landlord by reason of failure on the part of Tenant to submit any such plans, diagrams, schedules, specifications and/or other data within said period of time.

     B. Tenant shall secure Landlord's written approval of all designs, plans, specifications, materials, contractors and contracts for work to be performed by Tenant before beginning the work (including following whatever "work letter" instructions, if any, which Landlord may deliver to Tenant in connection with the work), and shall secure all necessary licenses and permits to be used in performing the work. Tenant's finished work shall be subject to Landlord's approval and acceptance.

     C. The insurance requirements under Article 15 of the lease and the indemnity requirements under Article 16 of the lease shall apply during the construction contemplated in this exhibit, and Tenant shall provide evidence of appropriate insurance coverage prior to beginning any of Tenant's work. Tenant shall provide Landlord with evidence of insurance covering both Tenant and Tenant's contractor against damage to their personal property, as well as against third-party liability and workers' compensation claims arising out of all construction and associated activities. All policies of insurance shall be subject to Landlord's prior approval and shall be endorsed showing Landlord as an additional named insured (or if permitted by Landlord, may provide a waiver of subrogation against Landlord).

                  ARTICLE III. DESCRIPTION OF TENANT'S WORK

     A. Signs: Tenant shall pay for all signs and the installation thereof, including the electrical hook-up, subject to the provisions of Section
         13.1 of this lease.

     B. Utilities: All meters or other measuring devices in connection with utility services shall be provided by Tenant. All service deposits shall be made by Tenant at Tenant's expense.

     C. All work undertaken by Tenant shall be Tenant's expense and shall not damage the building or any part thereof. Any roof penetration shall be performed by Landlord's roofer or, at Landlord's option, by a bonded roofer approved in advance by Landlord. The work shall be begun only after Landlord has given consent, which consent shall in part be conditioned upon Tenant's plans, to include materials acceptable to Landlord, in order to prevent injury to the roof and to spread the weight of the equipment being installed. Tenant shall also be responsible for obtaining and paying for professional inspections of any structural work (including, without limitation, any roof work or concrete work).

     D. All work undertaken by Tenant shall be awarded to Landlord's contractor unless, before any construction begins, Tenant chooses and receives Landlord's written approval for another contractor to complete Tenant's work.

                                       INITIALED:  _________________

                                       LANDLORD:  __________________

                                       TENANT:  ____________________






                               EXHIBIT C

                          SHORT FORM OF LEASE

Prepared by and when recorded,
return to:
______________________
______________________
______________________


                      SHORT TERM LEASE TO PROVIDE
           NOTICE THAT THE INTEREST OF LANDLORD IS NOT SUBJECT
                TO LIENS FOR IMPROVEMENTS MADE BY TENANT

__________________________________("Landlord") has entered into a lease (the
"lease") made as of __________, 20____ with _________________________
("Tenant"), for certain premises (the "Premises") known as Suite No. _____ in the project located on the land in _____________ County, Florida and more particularly described in Exhibit A attached hereto and made a part hereof (which land, together with associated buildings and improvements commonly known as the _______________, are herein collectively called the "Complex").

       The [anticipated] Commencement Date of the term of the lease is _____________. The [anticipated] expiration date of the initial term of the lease is _____________.

       In accordance with Section 713.10, Florida Statutes, Landlord and Tenant hereby provide notice that the terms of the lease expressly provide that the interest of Landlord in the Complex, including but not limited to the Premises, shall not be subject to liens for improvements made by or on behalf of Tenant.

       At any time hereafter and in the exercise of the sole discretion of Landlord, Landlord may terminate and release this Short Form lease by filing in the public records of _____________ County, Florida a document executed by Landlord purporting to do the same, without any joinder or consent by Tenant required. This Short Form lease, and any release or termination of the same, shall not affect the lease and the rights and obligations of the parties thereunder. As used herein, "Landlord" means the named Landlord or its successors or assigns.

IN WITNESS WHEREOF, Landlord and Tenant have executed this Short Form lease effective as of ______________,2O____.


WITNESSES:                                    LANDLORD:

                                              ____________________________
                                              a(n) _______________________

                                              By: ________________________
                                                  a(n) ___________________

____________________________                       By: ___________________
Print Name:________________                        Name: _________________
                                                   Title: ________________

____________________________
Print Name:________________                   Address: ___________________
                                                       ___________________



WITNESSES:                                    TENANT:

                                              ____________________________
                                              a(n) _______________________

                                              By: ________________________
                                                  a(n) ___________________

____________________________                       By: ___________________
Print Name:________________                        Name: _________________
                                                   Title: ________________

____________________________
Print Name:________________                   Address: ___________________
                                                       ___________________






STATE OF ___________     )
                         )
COUNTY OF ___________    )

The foregoing instrument was acknowledged before me this ____ day of ______, 20___, By ____________________, as ____________________ of __________________,
a _____________________, and ____________________ of ________________________,
a _____________________, on behalf of said ________________________ and
____________.  He/She [check one:] ______ is personally known to me,
_________________ has produced  ______________________ as identification.


                                   ____________________________________
                                   Notary Public, State of ____________
                                   Name Printed: ______________________
                                   My Commission Expires: _____________
                                   Commission No. _____________________


STATE OF ___________     )
                         )
COUNTY OF ___________    )


       The foregoing instrument was acknowledged before me this ______ day of ____________, 20___, by ________________________, as ____________________ of
 ____________________________________, a _____________________ and ____________
of _________________________, a ________________________, on behalf of said
 ___________________________ and ____________________________.  He/She [check
one:]   ___________________ is personally known to me, _______________ has produced  ____________________ as identification.


                                   ____________________________________
                                   Notary Public, State of ____________
                                   Name Printed: ______________________
                                   My Commission Expires: _____________
                                   Commission No. _____________________







                              SCHEDULE "A"

                 LIST OF ASBESTOS-CONTAINING MATERIALS











Exhibit 13.1

2002 Annual Report to Shareholders of Commercial Bankshares, Inc.





            Page 1   Letter to Shareholders


            Page 2   Summary Consolidated Financial Information


            Page 4   Management's Discussion and Analysis


            Page 18  Report of Independent Certified Public Accountants

______________________________________________________________________________

            Corporate Profile
______________________________________________________________________________

Commercial Bankshares, Inc. is a bank holding company whose subsidiary, Commercial Bank of Florida, operates fourteen branches in two of Florida's fastest growing counties: Miami-Dade and Broward. Since its inception in 1988, the Company has grown to $699 million in assets through acquisitions and internal growth.  Lead by seasoned South Florida bankers, the Company is committed to extending its personalized "hometown" banking services to other communities in the South Florida area.
_______________________________________________________________________________



            Page 19  Consolidated Financial Statements


            Page 23  Notes to Consolidated Financial Statements


            Page 39  Directors and Officers of the Company and Subsidiary Bank


            Page 40  Subsidiary Bank Locations










To Our Shareholders

It gives me great pleasure to present you with the Company's results for 2002. The year was marked with outstanding achievements for our Company. Most notable among these achievements are record 2002 earnings and extraordinary internal deposit growth. Other achievements include increased dividends, growth in asset size, excellent asset quality and continued enhancement to the value of our franchise.

Net income rose to a record $9.12 million, a 30% increase over 2001 earnings of $7.02 million. Diluted earnings per share were $1.92 for 2002, as compared to $1.51 for 2001, after adjustment for a 5-for-4 stock split announced in the fourth quarter of 2002 and effective January 3, 2003. Return on average assets closed the year at 1.46% and return on average equity was 16.87%. These outstanding financial results, during an otherwise difficult year for the economy and equity markets, once again emphasize the strength and depth of our Company.

Earnings for the fourth quarter of 2002 were a record $2.46 million, a 35% increase over earnings for the same period in 2001 of $1.82 million. Diluted earnings per share were $0.51 for the fourth quarter of 2002, as compared to $0.39 for the same period in 2001, after adjustment for the above-mentioned stock split. Fourth quarter earnings represent a 1.42% return on average assets and a 16.99% return on average equity.

Internal deposit growth was outstanding, with total deposits reaching $581 million at December 31, 2002. This was an increase of 25% from the prior year closing balance of $463 million. Total assets increased 23% to close the year at $699 million, as compared to $569 million one year ago. We have absorbed this exceptional deposit growth without adding additional overhead, thus improving the value of our franchise. We will continue to target growth in deposits in the best and most cost effective manner based on current market conditions and competition.

The Company's cash dividends declared during 2002 rose to a record $.73 per share, an 11% increase over 2001 cash dividends declared of $.66 per share. Dividends have increased steadily and significantly since 1995, when dividends were $.06 per share. The Company's strong earnings and solid capital position support the increased dividends to our shareholders.

During 2002, management faced the challenge of attracting new high-quality loans at levels that will not compromise future earnings. Intense rate competition in the lending area slowed the portfolio growth, as refinancing run-off matched new growth in the portfolio. To that end, the loan portfolio balance remained level with the prior year. Asset quality remained strong, with no non-performing loans as of December 31, 2002.

As we begin a new year, allow me to reconfirm the commitment that the Board of Directors and I have to you, our shareholders and customers. We will work diligently and with the utmost of integrity to ensure that our decisions are in the best interest of the Company. We look forward to the challenges ahead and to guiding your Company to continued success.

As always, I sincerely welcome your calls and letters.

Joseph W. Armaly
Chairman of the Board and
Chief Executive Officer





Selected Five Year Data
(In Thousands, Except Per Share Data)
                                    As of or For the Years Ended December 31,
                                 2002      2001      2000      1999      1998
                                 ____      ____      ____      ____      ____
Income Statement Data:
   Interest income            $ 36,253  $ 37,262  $ 35,502  $ 30,210  $ 28,140
   Interest expense             11,658    16,366    16,113    11,947    11,478
   Net interest income          24,595    20,896    19,389    18,263    16,662
   Provision for loan losses       170       875       435       930       230
   Net interest income after
      provision for loan losses 24,425    20,021    18,954    17,333    16,432
   Non-interest income           3,255     3,495     2,828     3,621     2,668
   Non-interest expense         14,550    13,667    12,751    13,413    12,207
   Income before income taxes   13,130     9,849     9,031     7,541     6,893
   Income tax expense            4,014     2,832     2,716     2,085     2,033
   Net income                 $  9,116  $  7,017  $  6,315  $  5,456  $  4,860


Per Share Data:
   Basic earnings per share   $   2.01  $   1.55  $   1.38  $   1.14  $   1.01
   Diluted earnings per share $   1.92  $   1.51  $   1.35  $   1.11  $   0.98
   Book value at year end     $  12.84  $  11.08  $   9.99  $   8.98  $   9.36
   Cash dividends declared per
     common share             $   0.73  $   0.66  $   0.59  $   0.47  $   0.37


Balance Sheet Data:
   Cash and cash equivalents  $ 60,533  $ 68,200  $ 35,015  $ 39,085  $ 35,233
   Investment securities
     available for sale        182,831   111,138   143,487   125,236   119,072
   Investment securities
     held to maturity           88,307    24,664    37,215    43,392    57,430
   Loans, net                  345,766   346,251   285,641   244,016   199,277
   Total assets                698,524   568,928   522,524   475,170   432,345
   Deposits                    581,226   462,506   422,923   388,447   350,415
   Borrowed funds               53,705    53,436    51,166    40,794    33,978
   Stockholders' equity         58,605    50,125    45,055    42,781    44,737






Selected Financial Ratios
                                 As of or For the Years Ended December 31,
                                   2002    2001    2000    1999    1998
                                   ____    ____    ____    ____    ____

  Return on average assets         1.46%   1.28%   1.28%   1.20%   1.16%
  Return on average equity        16.87%  14.61%  15.43%  12.35%  11.14%
  Net yield on average
    interest-earning assets (1)    4.38%   4.28%   4.48%   4.61%   4.56%
  Allowance for loan losses
    to total loans                 1.35%   1.32%   1.31%   1.32%   1.20%
  Allowance for loan losses
    as a percentage of
    non-accrual loans               n/a     557%    n/a     375%    459%
  Asset quality ratio
   (non-performing loans and
    other real estate owned
    to total assets)                  0%   0.15%      0%   0.18%   0.12%
  Average interest-earning
   assets to average
   interest-bearing liabilities     125%    126%    125%    127%    128%
  Non-interest expense to
   average total assets            2.33%   2.49%   2.59%   2.94%   2.92%
  Net interest income to
   non-interest expense             169%    153%    152%    136%    137%
  Risk-based capital ratios:
     Tier I capital               13.15%  12.03%  12.82%  14.88%  16.19%
     Total capital                14.62%  13.54%  14.30%  16.34%  17.70%
     Leverage ratio (2)            7.66%   8.24%   8.17%   9.23%   9.52%
     Equity to total assets        8.39%   8.81%   8.62%   9.00%  10.35%


(1) Represents net interest income on a fully tax-equivalent basis as a percentage of average interest-earning assets.
(2) The leverage ratio is defined as the ratio of Tier I capital to total assets.











Corporate and Earnings Overview

Commercial Bankshares, Inc. (the Company), a Florida corporation organized in 1988, is a bank holding company whose wholly-owned subsidiary and principal asset is the Commercial Bank of Florida (the Bank). The Company, through its ownership of the Bank, is engaged in a commercial banking business. Its primary source of earnings is derived from income generated by its ownership and operation of the Bank. The Bank is a Florida chartered banking corporation with fourteen branch locations throughout Miami-Dade and Broward counties in South Florida. The Bank primarily focuses on providing personalized banking services to businesses and individuals within the market areas where its banking offices are located.

The Company reported 2002 net income of $9.12 million, a 30% increase over 2001 net income of $7.02 million. Net income for 2000 was $6.31 million. The increase in 2002 net income is due to increases in net interest income of $4.0 million, a decrease in provision for loan losses of $705,000, partially offset by a decrease in security gains of $207,000, a decrease in non-interest fee income of $33,000, an increase in non-interest expense of $883,000 and an increase to the provision for income taxes of $1.2 million. Basic and diluted earnings per common share were $2.01 and $1.92, respectively, in 2002, compared to $1.55 and $1.51, respectively, in 2001. Basic and diluted weighted average shares outstanding were 4.54 million and 4.75 million, respectively, in 2002, and 4.52 million and 4.66 million, respectively, in 2001. Weighted average shares exclude treasury stock, which totaled 443,820 shares and 441,335 shares at December 31, 2002 and 2001, respectively.

Return on average assets and return on average equity were 1.46% and 16.87%, respectively, for 2002, and 1.28% and 14.61%, respectively, for 2001. Average assets increased $77 million, or 14%, in 2002. Book value per common share increased 16% to $12.84 at December 31, 2002 from $11.08 at December 31, 2001 due to current year undistributed profits and other comprehensive income. Capital ratios continued to exceed all regulatory requirements, with a leverage ratio of 7.66% in 2002, as compared to 8.24% in 2001. Dividends declared per common share increased 11% to $.73 in 2002, from $.66 in 2001.


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

Net interest income for 2002 was $25.7 million, an increase of 17% over 2001 net interest income of $22.0 million. In 2001, net interest income grew 8% from $20.3 million in 2000. The increase in net interest income in 2002 is attributable to an increase in average earning assets of $74 million. The net interest margin was 4.38% in 2002, as compared to 4.28% in 2001 and 4.48% in 2000. The increase of 10 basis points in 2002 is attributable to the low interest rate environment during 2002. In 2001, during a rapid drop in the Prime rate, the Bank's assets repriced more quickly than its liabilities, such as loan refinancings and faster prepayments on investments. During the low rate environment in 2002, the Bank's liabilities, such as certificates of deposit, repriced more quickly than its assets, resulting in an increase to the net interest margin.




The following table presents the Company's average balances, interest earned or paid and average interest rates earned or paid for each of the years ended December 31, 2002, 2001 and 2000.


                   AVERAGE BALANCES AND INTEREST RATES
                         (Dollars in Thousands)

                     2002                    2001                  2000
            ______________________ _____________________ ______________________
                    Interest                Interest              Interest
            Average Income/  Avg   Average  Income/ Avg   Average Income/  Avg
            Balance Expense  Rate  Balance  Expense Rate  Balance Expense  Rate
            _______ _______  ____  _______  _______ ____  _______ _______  ____

Interest-earning assets:
Loans (1)
            $350,592 $25,109 7.16% $327,771 $26,976 8.23% $266,266 $23,463 8.81%
Investments,
 taxable     145,554   7,975 5.48%  104,165   6,620 6.36%  129,025   8,828 6.84%
Investments,
 non-taxable (2)
              49,491   3,575 7.22%   51,980   3,713 7.15%   44,612   3,278 7.35%
Federal funds 41,443     688 1.66%   28,858   1,011 3.50%   13,386     852 6.36%
            ________ _______ _____ ________  ______ _____ ________  ______ _____
Total interest-
 earning assets
             587,080  37,347 6.36%  512,774  38,320 7.47%  453,289  36,421 8.03%
            ________ _______ _____ ________  ______ _____ ________  ______ _____
Non-interest-
 earning assets:
Cash and due
 from banks   24,407                 21,734                 20,405
Other assets  14,140                 14,399                 18,432
            ________               ________               ________
Total non-interest-
earning assets
              38,547                 36,133                 38,837
            ________               ________               ________
Total assets$625,627               $548,907               $492,126
            ========               ========               ========

Interest-bearing
  liabilities:
Interest-bearing
checking    $ 68,975     417 0.60% $ 60,558     564 0.93% $ 56,888     596 1.05%
Money market  57,806   1,065 1.84%   46,221   1,396 3.02%   41,774   1,396 3.34%
Savings       26,841     277 1.03%   23,345     408 1.75%   22,936     445 1.94%
Time         259,210   8,911 3.44%  223,348  12,075 5.41%  194,253  11,041 5.68%
Borrowed
  funds       55,644     988 1.77%   52,234   1,923 3.68%   45,429   2,635 5.80%
            ________ _______ _____ ________  ______ _____ ________  ______ _____
Total interest-bearing
 liabilities 468,476  11,658 2.49%  405,706  16,366 4.03%  361,280  16,113 4.46%
            ________ _______ _____ ________  ______ _____ ________  ______ _____

Non-interest-bearing
 liabilities:
Non-interest-bearing
 deposits     98,421                 91,533                 86,545
Other liabilities
               4,694                  3,653                  3,376
            ________               ________               ________
Total non-interest-bearing
 liabilities 103,115                 95,186                 89,921
            ________               ________               ________

Stockholders'
 equity       54,036                 48,015                 40,925
            ________               ________               ________
Total liabilities
 & stockholders'
 equity     $625,627               $548,907               $492,126
            ========               ========               ========

Net interest income
 and net yield on
 average earning
 assets (3)           25,689  4.38%          21,954  4.28%          20,308 4.48%

Less tax-equivalent
 adjustment included
 above                (1,094)                (1,058)                  (919)
                     _______                _______                _______
Net interest
 income              $24,595                $20,896                $19,389
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

                RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                   (ON A FULLY TAXABLE EQUIVALENT BASIS)
                              (In Thousands)

                              2002 Compared to 2001       2001 Compared to 2000
                              ______________________     ______________________

                              Volume   Rate   Change     Volume   Rate   Change
                             ______   ____   ______     ______   ____   ______
Interest earned on:
Loans (1)                     $1,878 ($3,745)($1,867)    $5,421 ($1,908) $3,513
Investments, taxable           2,630  (1,275)  1,355     (1,701)   (507) (2,208)
Investments, non-taxable(2)     (177)     39    (138)       540    (105)    435
Federal funds                    441    (764)   (323)       985    (826)    159
                              ______  ______  ______     ______  ______  ______
   Total interest income       4,772  (5,745)   (973)     5,245  (3,346)  1,899
                              ______  ______  ______     ______  ______  ______

Interest paid on:
Interest bearing checking         78    (225)   (147)        38     (70)    (32)
Money market                     350    (681)   (331)       149    (149)      -
Savings                           61    (192)   (131)         8     (45)    (37)
Time                           1,939  (5,103) (3,164)     1,654    (620)  1,034
Borrowed funds                   126  (1,061)   (935)       395  (1,107)   (712)
                              ______  ______  ______     ______  ______  ______
   Total interest expense      2,554  (7,262) (4,708)     2,244  (1,991)    253
                              ______  ______  ______     ______  ______  ______
Change in net interest income $2,218  $1,517  $3,735     $3,001 ($1,355) $1,646
                              ======  ======  ======     ======  ======  ======

(1) For the purposes of this analysis, non-accruing loans were included in the computation of average balances.
(2) On a fully tax-equivalent basis using a 34% rate for Federal income tax purposes, reduced by the non-deductible portion of interest expense.



Non-interest Income

Non-interest income for 2002 was $3.26 million, compared to $3.50 million in 2001 and $2.83 million in 2000. These figures include non-recurring gains (losses) on sales of securities of $33,000, $240,000 and ($108,000) for 2002, 2001 and 2000, respectively. Excluding non-recurring items, non-interest income for 2002 remained level with the prior year.


Non-interest Expense

Non-interest expense for 2002 was $14.6 million compared to $13.7 million in 2001 and $12.8 million in 2000. The 7% increase during 2002 is attributable to increased staff, data processing, insurance and donation expense. Staff expense increased $784,000, or 9%, due to regular salary increases and higher medical insurance premiums, which increased 24% from the prior year. Data processing expense increased $97,000, or 10%, due to an increase in the number of accounts processed. Insurance expense increased $89,000, or 34%, due to a significant increase in premiums and donations increased $64,000. These increases were partially offset by a decrease in goodwill amortization, which is no longer required.

The following table summarizes the various categories of non-interest expense for the years ended December 31, 2002, 2001 and 2000.


                          NON-INTEREST EXPENSE
                             (In Thousands)

                                         2002          2001          2000
                                         ____          ____          ____

Salaries and employee benefits         $ 9,137       $ 8,353       $ 7,572
Occupancy                                1,256         1,260         1,195
Data processing                          1,116         1,019           898
Furniture and equipment                    745           737           844
Insurance                                  354           265           219
Stationery and supplies                    255           268           260
Professional fees                          250           284           227
Telephone                                  239           231           235
Administrative service charges             238           230           187
Security                                   153           159           136
Donations                                  115            51            39
Armored carrier and courier                115           113           111
State fees and assessments                 106            98            89
FDIC insurance                              79            78            77
Postage                                     58            59            62
Dues and subscriptions                      56            58            56
Advertising                                 46            20           125
Amortization of goodwill                     -           163           199
Other expenses                             232           221           220
                                       _______       _______       _______

     Total non-interest expense        $14,550       $13,667       $12,751
                                       _______       _______       _______

Taxes

For the years ended December 31, 2002, 2001 and 2000, the Company recorded an income tax expense of approximately $4.01 million, $2.83 million and $2.72 million, respectively. Accordingly, the Company's effective tax rates were 31%, 30% and 30% for 2002, 2001 and 2000, respectively. The determination of effective rates reflects items which are not reported for income tax purposes, primarily tax-exempt interest income.



                       FINANCIAL CONDITION ANALYSIS

Investment Securities

The Company's investment securities portfolio of $271 million at December 31, 2002, consisted of securities available for sale of $183 million, which are carried at fair value, and securities held to maturity of $88 million, which are carried at amortized cost. This compares to investment securities of $136 million at December 31, 2001, which consisted of securities available for sale of $111 million, and securities held to maturity of $25 million. The increase of $135 million in the investment portfolio was a direct result of significant deposit growth which exceeded loan demand during 2002. The ratio of available for sale investments to total investments decreased to 67% in 2002 from 82% in 2001, as the Company chose to designate certain securities as long term investments.

The portfolio of securities available for sale at December 31, 2002 had a net unrealized gain of $4.7 million, net of taxes, as compared to a net unrealized gain of $2.7 million, net of taxes, at December 31, 2001.


The following table presents the Company's investment portfolio as of December 31, 2002, 2001 and 2000.

                      INVESTMENT PORTFOLIO SCHEDULE
                             (In Thousands)

                                                    At December 31,
                                              2002       2001       2000
                                              ____       ____       ____

Investment securities available for sale (at fair value):
   U.S. Treasury                           $ 39,950   $      -   $      -
   U.S. Government Agencies                  99,015     70,652    109,846
   Municipal                                 38,967     35,641     29,091
   Other                                      4,899      4,845      4,550
                                           ________   ________   ________
      Total investment securities
      available for sale                   $182,831   $111,138   $143,487
                                           ========   ========   ========

Investment securities held to maturity (at amortized cost):
   U.S. Government Agencies                $ 80,388   $  9,308   $ 17,000
   Municipal                                  7,919     15,356     20,215
                                           ________   ________   ________
      Total investment securities
      held to maturity                     $ 88,307   $ 24,664   $ 37,215
                                           ========   ========   ========

   Mortgage-backed securities, included in U.S.
      Government Agencies                  $ 40,026   $ 61,276   $ 66,428
                                           ========   ========   ========




The maturities and weighted average yields of investment securities, excluding corporate stock, as of December 31, 2002 and 2001, are set forth below. The weighted average interest yields are calculated by dividing the sum of the individual security yield weights by the total book value of the securities. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                 INVESTMENT SECURITIES MATURITIES & YIELDS
                          (Dollars in Thousands)


                                       At December 31, 2002, Maturing
                      __________________________________________________________

                          1 Year        1 Year to     5 Years to        After
                         or Less         5 Years       10 Years       10 Years
                      Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                      ______  _____  ______  _____  ______  _____  ______  _____

Maturity Distributions Available for Sale (1):
U.S. Treasury
                     $39,950  1.29% $     -     -  $     -     - $      -     -
U.S. Government Agencies
                           -     -   12,713  5.36%  11,144  6.14%  75,158  5.70%
Municipal (2)
                         101  5.18%   1,620  5.93%  10,037  4.60%  27,209  4.82%
                     _______        _______        _______       ________

                     $40,051        $14,333        $21,181       $102,367
                     =======        =======        =======       ========

Maturity Distributions Held to Maturity
U.S. Government Agencies
                    $   122  5.29%  $     -     -  $ 1,685  6.20%$ 78,581  6.06%
Municipal (2)
                      1,621  4.73%    4,697  5.68%   1,601  5.38%       -     -
                    _______         _______        _______       ________

                    $ 1,743         $ 4,697        $ 3,286       $ 78,581
                    =======         =======        =======       ========



                                       At December 31, 2001, Maturing
                       _________________________________________________________

                          1 Year        1 Year to     5 Years to        After
                         or Less         5 Years       10 Years       10 Years
                      Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                      ______  _____  ______  _____  ______  _____  ______  _____

Maturity Distributions Available for Sale (1):
U.S. Government Agencies
                     $    -      -  $ 7,762  5.41% $13,314  5.85%$ 49,576  6.46%
Municipal (2)
                          -      -    1,386  8.55    6,954  6.59%  27,301  6.86%
                    _______         _______        _______       ________

                     $    -         $ 9,148        $20,268       $ 76,877
                    =======         =======        =======       ========

Maturity Distributions Held to Maturity
U.S. Government Agencies
                     $    -      -  $   306  5.26% $ 2,740  6.28%$  6,261  6.17%
Municipal (2)
                          -      -   10,139  8.32%   5,218  8.23%       -     -
                    _______         _______        _______       ________

                    $     -         $10,445        $ 7,958       $  6,261
                    =======         =======        =======       ========




(1) As investment securities available for sale are to be held for indefinite periods of time and are not intended to be held to maturity, contractual maturity may differ from actual disposal.
(2) On a fully tax-equivalent basis using a 34% federal income tax rate, reduced by the non-deductible portion of interest expense.




Loans

At December 31, 2002, the balance of the loan portfolio was $351 million, as compared to the December 31, 2001 loan balance of $352 million. Loan growth was flat, as new loans replaced run off due to refinancings. Average net loans were $345 million in 2002, compared to $323 million in 2001. The loan-to-deposit ratio was 60% at December 31, 2002. Asset quality continued to be solid, with no non-performing assets at December 31, 2002. Loans are made to businesses and individuals in the local market area. The composition of the portfolio is presented in the following table:


                         LOAN PORTFOLIO ANALYSIS
                          (Dollars in Thousands)

                                       December 31,
        _______________________________________________________________________

            2002           2001           2000           1999           1998
        ___________    ___________    ___________    ___________    ___________

        Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
        ______  ___    ______  ___    ______  ___    ______  ___    ______  ___

Commercial & financial
      $ 52,519 15.0% $ 52,376 14.9% $ 49,635 17.1% $ 46,147 18.6% $ 34,415 17.0%
Real estate mortgages (1)
       267,560 76.2%  267,230 76.0%  210,861 72.7%  176,500 71.3%  148,564 73.6%
Installment and other loans
        31,018  8.8%   32,002  9.1%   29,440 10.2%   24,989 10.1%   18,984  9.4%
      ________ _____ ________ _____ ________ _____ ________ _____ ________ _____

Total loans
       351,097  100%  351,608  100%  289,936  100%  247,636  100%  201,963  100%
                ====           ====           ====           ====           ====

Less:
  Allowance for loan losses
        (4,751)        (4,642)        (3,806)        (3,279)        (2,430)
  Deferred loan fees
          (580)          (715)          (489)          (341)          (256)
       ________      ________       ________       ________       ________

Total loans, net
      $345,766       $346,251       $285,641       $244,016       $199,277
      ========       ========       ========       ========       ========


(1) Real estate mortgages consist primarily of commercial real estate loans.



The following tables present the maturities of loans (excluding installment loans) outstanding at December 31, 2002, 2001 and 2000, and an analysis of sensitivities of loans due after one year.


                                    LOAN MATURITY SCHEDULE
                         _______________________________________________

                                        (In Thousands)
                                          Due After
                           Due in 1      1 Year But   Due After
                         Year or Less  Before 5 Years  5 Years     Total
                         ____________  ______________ _________    _____

At December 31, 2002
  Commercial and financial  $ 33,767    $ 18,000      $    752    $ 52,519
  Real estate mortgage        17,307     102,720       147,533     267,560

At December 31, 2001
  Commercial and financial  $ 35,251    $ 15,105      $  2,020    $ 52,376
  Real estate mortgage        21,632      79,406       166,192     267,230

At December 31, 2000
  Commercial and financial  $ 32,401    $ 14,832      $  2,402    $ 49,635
  Real estate mortgage        12,733      74,569       123,559     210,861




                                LOANS DUE AFTER ONE YEAR
                                      (In Thousands)
                           __________________________________

                                       December 31,
                           __________________________________

                              2002         2001         2000
                              ____         ____         ____
Type of Interest Rate:
   Fixed                   $ 29,671     $ 40,866     $ 46,778
   Floating                 239,334      221,857      168,584
                           ________     ________     ________

     Total                 $269,005     $262,723     $215,362
                           ========     ========     ========



Allowance for Loan Losses

The balance in the allowance for loan losses at December 31, 2002, was $4.75 million, or 1.35% of total loans. This is an increase of $109,000 from the December 31, 2001 allowance balance of $4.64 million, or 1.32% of total loans. The increase in the allowance is the result of charges to the provision for loan losses during 2002 of $170,000, less net charge-offs of $61,000. The charge to the provision for 2001 was $875,000, less net charge-offs of $39,000. The allowance was increased in order to maintain a level deemed sufficient to absorb losses in the loan portfolio. The Company reviews the allowance on a monthly basis and determines its adequacy from analysis of estimates of the risks associated with specific loans and the loan portfolio, present economic conditions and peer comparisons.

Non-performing assets were $0 at December 31, 2002, compared to $834,000 at December 31, 2001. Total non-performing assets to total assets, were 0% and ..15% at December 31, 2002 and 2001, respectively. With regard to classified loans, management is not aware of any trends or uncertainties which are expected to have a material impact on future operating results, liquidity, or capital resources, or of any information which would cause serious doubt as to the ability of such borrowers to repay. Although management uses the best information available to make determinations with respect to the allowance, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to the Company's non-performing loans. There were no properties held in other real estate owned at December 31, 2002 or 2001.



The following table presents an analysis of the Company's allowance for loan losses for the last five years.

                   ALLOWANCE FOR LOAN LOSSES ANALYSIS
                        (Dollars in Thousands)
                                                 At December 31,
                                   _____________________________________________

                                      2002     2001     2000     1999    1998
                                      ____     ____     ____     ____    ____

Average net loans outstanding
  during the period                $345,230 $323,118 $262,358 $222,326 $180,815
                                   ======== ======== ======== ======== ========
Total net loans at period end      $345,766 $346,251 $285,641 $244,016 $199,277
                                   ======== ======== ======== ======== ========
Beginning balance of allowance
for loans losses                   $  4,642 $  3,806 $  3,279 $  2,430 $  2,247
                                   ________ ________ ________ ________ ________

Loans charged-off:
   Commercial and financial              59       67        -        7        5
   Real estate mortgage                   -        -        -        -       84
   Installment and other                  8       15       22      133       28
                                   ________ ________ ________ ________ ________

      Total loans charged-off            67       82       22      140      117
                                   ________ ________ ________ ________ ________


Recoveries of loans previously charged-off:
   Commercial and financial               -       28       25       37       53
   Real estate mortgage                   2        -        -        -        5
   Installment and other                  4       15       89       22       12
                                   ________ ________ ________ ________ ________

      Total recoveries                    6       43      114       59       70
                                   ________ ________ ________ ________ ________

      Net loans charged-off (recovered)
                                         61       39      (92)      81       47
                                   ________ ________ ________ ________ ________
Provision for loan losses               170      875      435      930      230
                                   ________ ________ ________ ________ ________

      Balance at period end
                                   $  4,751 $  4,642  $ 3,806 $  3,279 $  2,430
                                   ======== ========  ======= ======== ========

Net charge-offs (recoveries) during the year
      to average net loans            0.02%    0.01%   (0.04%)   0.04%    0.03%
                                   ======== ========  ======= ======== ========

Allowance as a percentage of
      non-performing loans              n/a     557%      n/a     375%     459%
                                   ======== ========  ======= ======== ========




The following table presents a summary of the Company's non-performing assets for the last five years.

                           NON-PERFORMING ASSETS
                           (Dollars in Thousands)

                                           At December 31,
                             __________________________________________

                              2002     2001     2000     1999     1998
                              ____     ____     ____     ____     ____

Non-accrual loans:
  Commercial and financial    $  -     $823     $  -     $  -     $529
  Real estate mortgage           -        -        -      874        -
  Installment and other          -       11        -        -        -
                              ____     ____     ____     ____     ____

Total non-accrual loans          -      834        -      874      529
                              ____     ____     ____     ____     ____

Total non-performing loans       -      834        -      874      529
Other real estate owned          -        -        -        -        -
                              ____     ____     ____     ____     ____

  Total non-performing assets $  -     $834     $  -     $874     $529
                              ====     ====     ====     ====     ====

Total non-performing assets
  to total assets               0%     .15%       0%     .18%     .12%
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



                  ALLOWANCES FOR LOAN LOSSES BY CATEGORY
                         (Dollars in Thousands)


                                        At December 31,
               ________________________________________________________________

                    2002         2001          2000         1999        1998
               ____________ ____________ ____________ ____________ ____________
                     % of         % of          % of         % of        % of
                     Loans        Loans         Loans        Loans       Loans
                       In           In           In           In           In
                    Category     Category     Category     Category     Category
                       To           To           To           To          To
                      Total        Total        Total        Total        Total
               Amount Loans Amount Loans Amount Loans Amount Loans Amount Loans
               ______ _____ ______ _____ ______ _____ ______ _____ ______ _____

Commercial & financial
               $  565 15.0% $1,088 14.9% $   83 17.1% $   93 18.6% $  140 17.0%
Real estate mortgages (1)
                3,028 76.2%  2,763 76.0%    262 72.7%    280 71.3%    357 73.6%
Installment & other loans
                  683  8.8%    714  9.1%     92 10.2%     29 10.1%     20  9.4%
Unallocated
                  475    -      77    -   3,369    -   2,877    -   1,913    -
               ______  ____ ______  ____ ______  ____ ______  ____ ______  ____

Total allowance for loan loss
               $4,751  100% $4,642  100% $3,806  100% $3,279  100% $2,430  100%
               ======  ==== ======  ==== ======  ==== ======  ==== ======  ====



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

Average total deposits increased $66 million, or 15%, to $511 million in 2002, while average borrowed funds (repurchase agreements) increased by $3.4 million, or 7%, to $56 million. The largest increase by category of average deposits was certificates of deposit, which grew $36 million, or 16%. Average demand deposits grew $6.9 million, or 8%. Deposit growth was internally generated during 2002 at the Company's fourteen branches in Miami-Dade and Broward counties.


The following table presents the average balances and average weighted rates for the Company's categories of deposits for the years ended December 31, 2002, 2001 and 2000.

              AVERAGE DEPOSIT BALANCES & WEIGHTED AVERAGE RATES
                          (Dollars in Thousands)

                                 Years Ended December 31,
         _______________________________________________________________________

                  2002                     2001                   2000
         ______________________  ______________________  _______________________

                              % of                  % of                 % of
                 Average Avg  Total   Average Avg   Total  Average  Avg  Total
                 Balance Rate Deps    Balance Rate  Deps   Balance  Rate Deps
                 ________ ____ ______ ________ ____  ______ ________ ____ ______
Demand           $ 98,421    -  19.3% $ 91,533    -   20.6% $ 86,545    -  21.5%
Interest-bearing
 checking          68,975 0.60% 13.5%   60,558 0.93%  13.6%   56,888 1.05% 14.1%
Money market       57,806 1.84% 11.3%   46,221 3.02%  10.4%   41,774 3.34% 10.4%
Savings            26,841 1.03%  5.2%   23,345 1.75%   5.2%   22,936 1.94%  5.7%
Time              259,210 3.44% 50.7%  223,348 5.41%  50.2%  194,253 5.68% 48.3%
                 ________       _____ ________        _____ ________       _____

Total            $511,253 2.09%  100% $445,005 3.25%  100%  $402,396 3.35%  100%
                 ======== ===== ===== ======== ===== =====  ======== ===== =====

The following table presents the maturity of certificates of deposit over $100,000 as of December 31, 2002:

                          MATURITY SCHEDULE
                  CERTIFICATES OF DEPOSIT >$100,000
                       (Dollars in Thousands)


                                         Balance              Percent
                                         _______              _______

Less than 3 months                      $ 36,693                24.9%
3 to 6 months                             16,227                11.0%
6 to 12 months                            41,882                28.4%
More than 12 months                       52,542                35.7%
                                        ________              _______

     Total                              $147,344              100.00%
                                        ========              =======

Short Term Borrowings

The following table presents a summary of the Company's short term borrowings at December 31, 2002, 2001 and 2000:


                        SHORT-TERM BORROWINGS
                        (Dollars in Thousands)

                                                Years Ended December 31,
                                                2002      2001      2000

     Securities sold under agreements
       to repurchase at year-end
                                              $53,705   $53,436   $51,166

     Weighted average rate of securities sold under
       agreements to repurchase at year-end
                                                1.49%     1.72%     6.00%

     Average amount of securities sold under agreements
       to repurchase during the fiscal year
                                              $55,644   $52,234   $45,429

     Weighted average rate of securities sold under
       agreements to repurchase during the year
                                                1.77%     3.68%     5.80%

     Maximum amount of securities sold under agreements to
       repurchase at any month-end during the fiscal year
                                              $64,585   $62,534   $52,319



Capital

Shareholders' equity increased $8.5 million in 2002 to $58.6 million. Shareholders' equity was increased by $9.1 million from net income, by $700,000 from the issuance of common stock resulting from the exercise of options and by $2.0 million, net of tax, from other comprehensive income relating to unrealized holding gains on available-for-sale securities. Shareholders' equity was reduced by $3.3 million for dividends declared on common stock and $64,000 for the purchase of treasury stock. For the year ended December 31, 2002, the return on average equity was 16.87%, compared to 14.61% for the year ended December 31, 2001.

At year-end 2002 and 2001, there were 5,006,670 (including 443,820 shares of treasury stock) and 4,963,675 (including 441,335 shares of treasury stock) shares of common stock outstanding, respectively. Shares outstanding have been adjusted for all periods presented for a 5-for-4 stock split which was effective on January 3, 2003. There were 185 shareholders of record as of December 31, 2002, and the Company believes that it has approximately 600 additional beneficial shareholders.

During 2002, the Company declared cash dividends of $0.73 per common share, an 11% increase over 2001 cash dividends of $0.66 per common share. Cash dividends declared totaled $3.3 million and $3.0 million in 2002 and 2001, respectively. Dividends declared but not yet paid amounted to $867,000 and $758,000 at December 31, 2002 and 2001, respectively.


The Company's common stock trades on the NASDAQ Stock Market under the symbol CLBK. High and low prices for the years ended December 31, 2002 and 2001, by quarter, are as follows:


                       RECENT COMMON STOCK PRICES


                                       2002                    2001
                                _________________       _________________

                                  High      Low           High      Low
                                  ____      ___           ____      ___

	First quarter              $20.08   $19.01         $19.13   $17.00
	Second quarter              23.92    19.60          22.00    18.50
	Third quarter               23.40    20.48          24.30    20.35
	Fourth quarter              27.90    21.61          25.10    19.55



Continued growth and profitability of the Company are dependent upon maintenance of adequate levels of capital. The capital adequacy of the Company is determined based on the level of capital as well as asset quality, liquidity and earnings history. At December 31, 2002, the Company and the Bank were rated "well capitalized" by their regulatory agency. It is management's goal to maintain its "well capitalized" category for regulatory capital.

Regulatory capital guidelines divide capital into two tiers. Tier 1 capital consists of shareholders' equity less goodwill plus the unrealized gain/loss on available-for-sale securities. Tier 2 capital consists of Tier 1 capital plus the allowance for loan losses and 45% of unrealized gain on available-for-sale equity securities. In addition to Tier 1 and Tier 2 capital ratio requirements, regulatory capital guidelines set forth certain leverage capital requirements. This ratio is computed by dividing Tier 1 capital by unadjusted total assets. The Company's leverage ratio at December 31, 2002, was 7.66%, compared to 8.24% at year-end 2001, and compared to the regulatory guideline of 5% for "well capitalized" institutions.


The following table presents the regulatory capital levels and ratios of the Company at December 31, 2002, 2001 and 2000.

                            REGULATORY CAPITAL

                                                           December 31,
                                                   ___________________________

                                                      (Dollars in Thousands)

                                                     2002      2001      2000
                                                     ____      ____      ____

Tier I Capital:
  Stockholders' equity less intangible assets (1) $ 53,636  $ 47,185  $ 42,919

Tier II Capital:
  Allowance for loan loss                            4,751     4,642     3,806
  45% of unrealized gain on available for sale
    equity securities                                1,275     1,266     1,132
                                                  ________  ________  ________

      Total Capital                               $ 59,662  $ 53,093  $ 47,857
                                                  ========  ========  ========
Risk-adjusted assets                              $407,985  $392,185  $334,653
                                                  ========  ========  ========

Risk-based capital ratios (2)
  Tier 1 Capital                                    13.15%    12.03%    12.82%
  Total Capital                                     14.62%    13.54%    14.30%
  Leverage Ratio                                     7.66%     8.24%     8.17%

(1) Adjusted for the unrealized holding gain/loss on securities available for sale and goodwill. The Company's principal source of capital is generated through earnings and issuance of stock.
(2) The regulatory minimum risk-based ratios are: Tier I Capital 4%; Total Capital 8%. The regulatory minimum Leverage Ratio is 3%.




Equity Compensation Plan Information

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our Common Stock are authorized for issuance as of December 31, 2002:


                                                                  Number of
                                                                 Securities
                                                                  Remaining
                                  Number                         Available for
                               of Securities     Weighted      Future Issuance
                                  to be          Average        under Equity
                               Issued upon       Exercise    Compensation Plans
                               Exercise of       Price of  [Excluding Securities
                               Outstanding     Outstanding       Reflected
Plan Category                  Options (a)       Options       in Column (a)]
_____________                  ___________       _______       ______________

Equity compensation plans
approved by security holders    605,641 (1)       $14.33           261,660

Equity compensation plans not
approved by security holders          -                -                 -

(1) Represents options to purchase 337,976 shares of Common Stock which have previously been granted and which remain outstanding under our 1994 Performance Stock Option Plan and options to purchase 267,665 shares of Common Stock which have previously been granted and which remain outstanding under our 1994 Outside Director Stock Option Plan. The 1994 Performance Stock Option Plan and the 1994 Outside Director Stock Option Plan initially had 652,690 and 348,814, respectively, shares of Common Stock reserved for issuance.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, paydowns, maturities and sales of investments and capital contributions by the Company. As additional sources of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $104.1 million, and Federal Funds purchased lines available at correspondent banks amounting to $22.5 million.

The Bank's primary use of funds is to originate loans and purchase investment securities. In 2002, 2001 and 2000, the net change in loans was a decrease of $315,000, and increases of $61.5 million and $42.1 million, respectively, and the Bank purchased $272.0 million, $45.1 million and $28.7 million of investment securities. Funding came primarily from increases in deposits of $118.7 million, $39.6 million and $34.5 million in 2002, 2001 and 2000, respectively, and increases in securities sold under agreements to repurchase of $269,000 in 2002, $2.3 million in 2001 and $10.4 million in 2000, and in proceeds from maturities and sales of investment securities of $140.0 million, $91.7 million and $22.0 million in 2002, 2001 and 2000, respectively.


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

The Bank uses interest rate sensitivity, or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at December 31, 2002.


                   INTEREST RATE SENSITIVITY ANALYSIS
                         (Dollars in Thousands)

                                              Term to Repricing
                                _______________________________________________

                                                           Over 1 Year
                                 90 Days  91-181   182-365 & Non-rate
                                 or Less   Days     Days    Sensitive   Total
                                 _______   ____     ____    _________   _____


Interest-earning assets:
  Federal funds sold           $ 29,425 $      -  $      -  $      -  $ 29,425
  Investment securities          97,105   26,933    51,707    92,532   268,277
  Gross loans (excluding
    non-accrual)                 87,769   22,909    52,170   188,249   351,097
                               ________ ________  ________  ________  ________

Total interest-earning assets  $214,299 $ 49,842  $103,877  $280,781  $648,799
                               ======== ========  ========  ========  ========

Interest-bearing liabilities:
  Interest-bearing checking    $      - $ 20,495  $ 20,495  $ 40,988  $ 81,978
  Money-market                        -   15,524    15,524    31,048    62,096
  Savings                             -        -         -    28,633    28,633
  Time                           74,205   45,462    67,020   122,814   309,501
  Borrowed funds                 56,223        -         -         -    56,223
                               ________ ________  ________  ________  ________

Total interest-bearing
  liabilities                  $130,428 $ 81,481  $103,039  $223,483  $538,431
                               ======== ========  ========  ========  ========
Interest sensitivity gap       $ 83,871($ 31,639) $    838  $ 57,298  $110,368
                               ======== ========  ========  ========  ========
Cumulative gap                 $ 83,871 $ 52,232  $ 53,070  $110,368
                               ======== ========  ========  ========

Cumulative ratio of
  interest-earnings assets to
  interest-bearing liabilities     164%     125%      117%      120%
                               ======== ========  ========  ========
Cumulative gap as a
  percentage of total
  interest-earning assets         12.9%     8.1%      8.2%     17.0%
                               ======== ========  ========  ========

Management assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Savings have been allocated to the "over 1 year" category, and interest-bearing checking and money market, 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of future interest rate changes on net income. As of December 31, 2002, the Bank's simulation analysis projects an increase to net interest income of 1.64%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 1.51%. These projected levels are within the Company's policy limits.


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

A variety of estimates impact carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and placing loans on non-accrual status and the amount and amortization of loan fees and deferred origination cost.

The allowance for loan losses is management's most difficult and subjective judgment. The allowance is established and maintained at a level that management believes is adequate to cover losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with specific loans and the loan portfolio, current trends in delinquencies and charge-offs, the views of the Bank's regulators, changes in the size and composition of the loan portfolio and peer comparisons. The analysis also requires consideration of the economic climate and direction, change in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to South Florida. Because the calculation of the allowance for loan losses relies on management's estimates and judgments relating to inherently uncertain events, accrual results may differ from management's estimates.

The allowance for loan losses is also discussed on page 10 of the Annual Report and in Note 3 to the consolidated financial statements. The Company's significant accounting policies are discussed in Note 1 to the consolidated financial statements.


Fourth Quarter Results

Net income for the fourth quarter, 2002 was $2.46 million, a 35% increase over fourth quarter 2001 net income of $1.82 million. Diluted Earnings Per Share increased to $.51 per common share in the fourth quarter 2002 as compared to $0.39 per common share in the fourth quarter of 2001. Fourth quarter 2002 earnings represent a 1.42% annualized return on average assets and a 16.99% annualized return on average equity. Tax-equivalent net interest income for the fourth quarter of 2002 was $6.65 million, a 14% increase over fourth quarter 2001 net interest income of $5.81 million. The fourth quarter 2002 tax-equivalent net interest yield was 4.08%, a 29 basis point decrease from the fourth quarter 2001 yield of 4.37%.

The provision for loan losses was $0 for the fourth quarter of 2002, as compared to $450,000 for the same period in 2001. The allowance for loan losses, at $4.75 million, or 1.35% of total loans at December 31 2002, is at a level the Company has deemed to be sufficient to absorb losses in the portfolio. The Company reviews the allowance on a monthly basis and determines its adequacy from analysis of estimates of the risks associated with specific loans and the loan portfolio, present economic conditions and peer comparisons.


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



Report of Independent Certified Public Accountants


To the Board of Directors and Stockholders of Commercial Bankshares, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Commercial Bankshares, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.






Miami, Florida
January 15, 2003




                       COMMERCIAL BANKSHARES, INC.
                             AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                        December 31, 2002 and 2001
                 (Dollars in Thousands, Except Share Data)

                                                           2002        2001
                                                         ________    ________
Assets:
    Cash and due from banks                              $ 31,108    $ 21,420
    Federal funds sold                                     29,425      46,780
                                                         ________    ________

       Total cash and cash equivalents                     60,533      68,200

    Investment securities available for sale, at fair value
       (cost of $175,597 in 2002 and $107,126 in 2001)    182,831     111,138
    Investment securities held to maturity, at cost
       (aggregate fair value of $90,019 in 2002 and
        $25,332 in 2001)                                   88,307      24,664
    Loans, net                                            345,766     346,251
    Premises and equipment, net                            12,591      12,554
    Accrued interest receivable                             4,328       2,790
    Goodwill, net                                             253         253
    Other assets                                            3,915       3,078
                                                         ________    ________

       Total assets                                      $698,524    $568,928
                                                         ========    ========

Liabilities and stockholders' equity:
    Deposits:
       Demand                                            $ 99,018    $ 94,453
       Interest-bearing checking                           81,978      65,630
       Money market                                        62,096      51,958
       Savings                                             28,633      24,896
       Time                                               309,501     225,569
                                                         ________    ________

       Total deposits                                     581,226     462,506

    Securities sold under agreements to repurchase         53,705      53,436
    Accrued interest payable                                  624         633
    Accounts payable and accrued liabilities                4,364       2,228
                                                         ________    ________

      Total liabilities                                   639,919     518,803
                                                         ________    ________

Commitments and contingencies (Notes 4,11 and 15)

Stockholders' equity:
    Common stock, $.08 par value, 6,250,000 authorized
      shares, 5,006,670 issued (4,963,675 in 2001)            401         316
    Additional paid-in capital                             44,653      44,041
    Retained earnings                                      15,603       9,786
    Accumulated other comprehensive income                  4,716       2,686
    Treasury stock, 443,820 shares (441,335 shares
      in 2001), at cost                                    (6,768)     (6,704)
                                                         ________    ________

      Total stockholders' equity                           58,605      50,125
                                                         ________    ________

      Total liabilities and stockholders' equity         $698,524    $568,928
                                                         ========    ========


             The accompanying notes are an integral part of
                these consolidated financial statements.






                      COMMERCIAL BANKSHARES, INC.,
                            AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
         for the years ended December 31, 2002, 2001 and 2000
               (Dollars in Thousands, Except Share Data)

                                                 2002        2001        2000
                                                 ____        ____        ____
Interest income:
    Interest and fees on loans                 $25,109     $26,976     $23,463
    Interest on investment securities
      Taxable                                    7,975       6,620       8,828
      Tax exempt                                 2,481       2,655       2,359
    Interest on federal funds sold                 688       1,011         852
                                               _______     _______     _______

      Total interest income                     36,253      37,262      35,502
                                               _______     _______     _______

Interest expense:
    Interest on deposits                        10,670      14,443      13,478
    Interest on securities sold under
      agreements to repurchase                     988       1,923       2,635
                                               _______     _______     _______

      Total interest expense                    11,658      16,366      16,113
                                               _______     _______     _______

      Net interest income                       24,595      20,896      19,389
Provision for loan losses                          170         875         435
                                               _______     _______     _______

      Net interest income after provision
        for loan losses                         24,425      20,021      18,954
                                               _______     _______     _______

Non-interest income:
    Service charges on deposit accounts          2,657       2,659       2,383
    Other fees and service charges                 565         596         553
    Security gains(losses), net                     33         240        (108)
                                               _______     _______     _______

      Total non-interest income                  3,255       3,495       2,828
                                               _______     _______     _______

Non-interest expense:
    Salaries and employee benefits               9,137       8,353       7,572
    Occupancy                                    1,256       1,260       1,195
    Data processing                              1,116       1,019         898
    Furniture and equipment                        745         737         844
    Insurance                                      354         265         219
    Stationery and supplies                        255         268         260
    Professional fees                              250         284         227
    Telephone                                      239         231         235
    Amortization of goodwill                         -         163         199
    Other                                        1,198       1,087       1,102
                                               _______     _______     _______

      Total non-interest expense                14,550      13,667      12,751
                                               _______     _______     _______

      Income before income taxes                13,130       9,849       9,031
Provision for income taxes                       4,014       2,832       2,716
                                               _______     _______     _______

      Net income                               $ 9,116     $ 7,017     $ 6,315
                                               =======     =======     =======

Earnings per common and common equivalent share:
    Basic                                      $  2.01     $  1.55     $  1.38
    Diluted                                    $  1.92     $  1.51     $  1.35

Weighted average number of shares and common
  equivalent shares:
    Basic                                    4,541,716   4,518,571   4,577,960
    Diluted                                  4,752,627   4,655,014   4,684,794



                The accompanying notes are an integral part of
                   these consolidated financial statements.




                      COMMERCIAL BANKSHARES, INC.
                            AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        for the years ended December 31, 2002, 2001 and 2000
                           (In Thousands)


                                                  2002        2001       2000
                                                  ____        ____       ____

Net income                                      $ 9,116      $7,017     $6,315
                                                _______      ______     ______

Other comprehensive income, net of tax:
  Unrealized holding gain arising during period   2,051       1,017      3,507
  Reclassification adjustments for (gains)losses
    realized in net income                          (21)       (165)        68
  Cumulative effect of a change in accounting
    principle for reclassification of securities
    upon adoption of FAS133                           -         114          -
                                                _______      ______     ______

  Other comprehensive income                      2,030         966      3,575
                                                _______      ______     ______

Comprehensive income                            $11,146      $7,983     $9,890
                                                =======      ======     ======







           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              for the years ended December 31, 2002, 2001 and 2000
                   (Dollars in Thousands, Except Share Data)

                         Issued                       Accumulated
                         Shares       Additional         Other           Total
                           of            Paid-           Comp.           Stock-
                         Common  Common   in   Retained Income Treasury holders'
                         Stock   Stock Capital Earnings (Loss)   Stock   Equity
                       _________ ____  _______ _______ ________ _______ _______

Balance at
 January 1, 2000       3,931,375 $313  $43,738 $ 2,111 ($1,855)($1,526) $42,781
Exercise of stock options 14,928    1      128       -       -       -      129
Purchase of treasury stock     -    -        -       -       -  (5,046)  (5,046)
Unrealized holding gain        -    -        -       -   3,575       -    3,575
Dividends-common stock
 $0.59 per share               -    -        -  (2,699)      -       -   (2,699)
Net income                     -    -        -   6,315       -       -    6,315
                       _________ ____  _______ _______  ______  ______   ______
Balance at
 December 31, 2000     3,946,303  314   43,866   5,727   1,720  (6,572)  45,055
Exercise of stock options 16,137    2      175       -       -       -      177
Purchase of treasury stock     -    -        -       -       -    (132)    (132)
Unrealized holding gain        -    -        -       -     966       -      966
Dividends - common stock
 $0.66 per share               -    -   (2,958)      -       -  (2,958)
Net income                     -    -        -   7,017       -       -    7,017
                       _________ ____  _______ _______  ______  ______   ______
Balance at
 December 31, 2001     3,962,440  316   44,041   9,786   2,686  (6,704)  50,125
Exercise of stock options 42,995    3      697       -       -       -      700
Purchase of treasury stock     -    -        -       -       -     (64)     (64)
Unrealized holding gain        -    -        -       -   2,030       -    2,030
Dividends-common stock
 $0.73 per share               -    -        -  (3,299)      -       -   (3,299)
Five-for-four
 stock split           1,001,235   82      (85)      -       -       -       (3)
Net income                     -    -        -   9,116       -       -    9,116
                       _________ ____  _______ _______  ______ _______  _______

Balance at
 December 31, 2002     5,006,670 $401  $44,653 $15,603  $4,716 ($6,768) $58,605
                       ========= ====  ======= =======  ====== =======  =======



              The accompanying notes are an integral part of
                these consolidated financial statements.




                       COMMERCIAL BANKSHARES, INC.,
                              AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          for the years ended December 31, 2002, 2001 and 2000
                              (In Thousands)

                                                       2002     2001     2000
                                                       ____     ____     ____

Cash flows from operating activities:
  Net Income                                         $ 9,116  $ 7,017  $ 6,315
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                              170      875      435
  Depreciation, amortization, and accretion, net         520      911    1,151
  Gain on disposal of premises and equipment, net         (1)       -       (8)
  (Gain) loss on sale of investment securities, net      (33)    (240)     108
  Change in accrued interest receivable               (1,538)   1,211     (719)
  Change in other assets                                (837)     758    2,119
  Change in accounts payable and accrued liabilities     920     (910)  (2,132)
  Change in accrued interest payable                      (9)    (237)     238
                                                     _______  _______  _______

     Net cash provided by operating activities         8,308    9,385    7,507
                                                     _______  _______  _______

Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held to maturity                        40,617    7,285    6,172
  Proceeds from maturities of investment
   securities available for sale                      92,176   84,169    7,946
  Proceeds from sales of investment securities
   available for sale                                  7,196      242    7,881
  Purchases of investment securities
   held to maturity                                 (105,509)       -        -
  Purchases of investment securities
   available for sale                               (166,490) (45,119) (28,659)
  Net change in loans                                    315  (61,485) (42,060)
  Purchases of premises and equipment                   (628)    (270)    (355)
  Proceeds from disposal of premises and equipment         1        -      239
                                                     _______  _______  _______

     Net cash used in investing activities          (132,322) (15,178) (48,836)
                                                     _______  _______  _______

Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
   checking, money market, and time deposit accounts 118,720   39,583   34,476
  Net change in securities sold under
   agreements to repurchase                              269    2,270   10,372
  Dividends paid                                      (3,190)  (2,920)  (2,672)
  Proceeds from exercise of stock options                612      177      129
  Purchase of treasury stock                             (64)    (132)  (5,046)
                                                     _______  _______  _______

     Net cash provided by financing activities       116,347   38,978   37,259
                                                     _______  _______  _______

(Decrease) increase in cash and cash equivalents     (7,667)  33,185   (4,070)
Cash and cash equivalents at beginning of year        68,200   35,015   39,085
                                                     _______  _______  _______

Cash and cash equivalents at end of year             $60,533  $68,200  $35,015
                                                     =======  =======  =======

Supplemental disclosures:
  Interest paid
   (net of amounts credited to deposit accounts)     $ 1,331  $ 2,945  $ 2,724
                                                     =======  =======  =======
  Income taxes paid                                  $ 4,128  $ 2,960  $ 2,832
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

Cash and Cash Equivalents

Cash equivalents include amounts due from banks and federal funds sold. The Bank is required to maintain average reserve balances with the Federal Reserve Bank. The amounts of those reserve balances at December 31, 2002 and 2001, were approximately $10.3 million and $7.2 million, respectively.

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

Other Real Estate Owned

Other real estate owned is comprised of real estate and other assets acquired through foreclosure, acceptance of a deed in lieu of foreclosure, or otherwise acquired from the debtor in lieu of repayment of the debt. Other real estate owned is carried at the lower of the recorded investment in the loan or the fair value less estimated costs to sell. Upon transfer of a loan to foreclosed status, an appraisal is obtained and any excess of the loan balance over the fair value, less estimated costs to sell, is charged against the allowance for loan losses. Revenues, expenses, and subsequent adjustments to fair value less estimated costs to sell are classified as expenses for other real estate owned. At December 31, 2002 and 2001, there were no other real estate owned.

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

Securities Sold Under Agreements to Repurchase

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

Comprehensive Income

The income tax effects related to the components of other comprehensive income are as follows (in thousands):
                     2002                    2001                  2000
            _____________________  ______________________ _____________________

                      Tax                     Tax                   Tax
                   (Expense)               (Expense)             (Expense)
            Gross or Benefit  Net  Gross  or Benefit  Net Gross or Benefit  Net
            _____ __________  ___  _____  __________  ___ _____ __________  ___

Unrealized holding gain arising
  during period
            $3,256 ($1,205) $2,051 $1,614 ($  597) $1,017 $5,567 ($2,060) $3,507
Reclassification adjustments
  for (gains) losses realized
  in net income
               (33)     12     (21) (240)      75    (165)   108     (40)     68
Cumulative effect of a change
  in accounting principle for
  reclassification of securities
  upon adoption of FAS133
                 -       -       -   181      (67)    114      -       -       -
            ______  ______  ______ _____   ______  ______ ______  ______  ______

Other comprehensive income
            $3,223 ($1,193) $2,030 $1,555 ($  589) $  966 $5,675 ($2,100) $3,575
            ======  ======  ====== ======  ======  ====== ======  ======  ======


Per Share Data

Earning per share is computed on the weighted average number of common shares outstanding during the year. Earnings per share, assuming dilution, assumes the maximum dilutive effect of the average number of shares from stock options. Per share data and weighted average shares outstanding have been adjusted in all periods presented for the stock split which was effective on January 3, 2003.

New Accounting Pronouncements

In November of 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.
The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The implication of this interpretation will not have a significant effect on the Company's financial statements.

In December of 2002, the FASB issued Statement of Financial Accounting Standard
(SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
In addition, this SFAS No. 148 amends the disclosure requirements of FASB No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Bank continues to follow the intrinsic value method of accounting for stock-based compensation under the provision of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to the Bank. The Bank is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to provide additional disclosure in both annual and interim financial statements. The new disclosures requirements are included in Note 12.

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

The Company adopted SFAS No. 142 effective January 1, 2002. The Company did not incur impairment losses for goodwill resulting from a transitional impairment test. The elimination of goodwill amortization positively impacts pre-tax net income by approximately $160,000 in fiscal year 2002.


                                                      For the year ended
                                                          December 31,
                                                    2002     2001     2000
                                                    ____     ____     ____

                                                    (Dollars in Thousands,
                                                   Except Per Share Amounts)
Net income:
Income before income taxes                        $13,130   $9,849   $9,031
Add back:
   Amortization of goodwill previously amortized        -      163      199
                                                  _______   ______   ______
Income before income taxes,
   excluding amortization of goodwill              13,130   10,012    9,230
Provision for income taxes                          4,014    2,892    2,790
                                                  _______   ______   ______

Adjusted net income                               $ 9,116   $7,120   $6,440
                                                  =======   ======   ======

Basic earnings per share:
Earning per shares, as reported                   $  2.01   $ 1.55   $ 1.38
Goodwill amortization                                   -      .03      .03
                                                  _______   ______   ______

Adjusted earnings per share                       $  2.01   $ 1.58   $ 1.41
                                                  =======   ======   ======

Diluted earnings per share:
Earning per shares, as reported                   $  1.92   $ 1.51   $ 1.35
Goodwill amortization                                   -      .02      .03
                                                  _______   ______   ______

Adjusted earnings per share                       $  1.92   $ 1.53   $ 1.38
                                                  =======   ======   ======


Reclassification

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.



2. Investment Securities

The amortized cost and fair values of investment securities are summarized as follows (in thousands):

                                              December 31, 2002
                                ______________________________________________

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost       Gains        Losses       Value
                                _________   __________   __________   ________

  Available for Sale Securities:
  U.S. Treasury                 $ 39,952      $    -      $    (2)    $ 39,950
  U.S. Government Agencies        96,084       2,931            -       99,015
  Municipals                      37,496       1 471            -       38,967
  Corporate Stock                  2,065       2,834            -        4,899
                                ________      ______      _______     ________

                                $175,597      $7,236      $    (2)    $182,831
                                ========      ======      =======     ========

  Held to Maturity Securities:
  U.S. Government Agencies      $ 80,388      $1,450      $     -     $ 81,838
  Municipals                       7,919         262            -        8,181
                                ________      ______      _______     ________

                                $ 88,307      $1,712      $     -     $ 90,019
                                ========      ======      =======     ========



                                              December 31, 2001
                                ______________________________________________

                                              Gross        Gross
                                Amortized   Unrealized   Unrealized     Fair
                                   Cost       Gains        Losses       Value
                                _________   __________   __________   ________

  Available for Sale Securities:
  U.S. Government Agencies      $ 69,371      $1,281     $     -     $ 70,652
  Municipals                      35,723           -         (82)      35,641
  Corporate Stock                  2,032       2,813           -        4,845
                                ________      ______     _______     ________

                                $107,126      $4,094     $   (82)    $111,138
                                ========      ======     =======     ========

  Held to Maturity Securities:
  U.S. Government Agencies      $  9,308      $  217      $     -     $  9,525
  Municipals                      15,356         451            -       15,807
                                ________      ______      _______     ________

                                $ 24,664      $  668      $     -     $ 25,332
                                ========      ======      =======     ========

The amortized cost and fair value of investment securities excluding corporate stock at December 31, 2002, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                           Available for Sale     Held to Maturity
                           __________________    __________________

                           Amortized   Fair      Amortized   Fair
                              Cost     Value        Cost     Value
                           _________  _______    _________  _______

Due in one year or less     $40,052   $40,051     $ 1,743   $ 1,766
Due after one year
   through five years        13,704    14,333       4,697     4,862
Due after five years
   through ten years         20,371    21,181       3,286     3,462
Due after ten years          99,405   102,367      78,581    79,929


Gross gains of approximately $55,000, $240,000 and $7,500, respectively, and gross losses of $22,000, $0 and $115,000, respectively, during 2002, 2001 and 2000, were realized on the sale of investment securities. In conjunction with the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio. These securities had a book value of $5.3 million and a fair market value of $5.5 million.

At December 31, 2002 and 2001, investment securities with an amortized cost of approximately $88 million and $72 million, respectively, were pledged as collateral for securities sold under agreements to repurchase, time deposits of governmental entities, treasury tax and loan deposits and other borrowed funds.


3. Loans and Allowance for Loan Losses

The distribution of loans, by type, was as follows (in thousands):

                                                     December 31,
                                               _____________________

                                                  2002         2001
                                               ________     ________

Commercial and financial                       $ 52,519     $ 52,376
Real estate and mortgage                        267,560      267,230
Installment and other                            31,018       32,002
                                               ________     ________

                                                351,097      351,608
Less: Allowance for loan losses                  (4,751)      (4,642)
      Deferred loan fees                           (580)        (715)
                                               ________     ________

      Total loans, net                         $345,766     $346,251
                                               ========     ========

Loans on which the accrual of interest has been discontinued amounted to approximately $0 and $834,000 at December 31, 2002 and 2001, respectively. If non-accrual loans were on full accrual, additional interest income of approximately $0, $57,000 and $0 would have been recorded during 2002, 2001 and 2000, respectively.

The total amount of loans to directors and executive officers amounted to $6.5 million and $6.6 million at December 31, 2002 and 2001, respectively. Transactions for loans to directors and executive officers for the years ended December 31, 2002 and 2001 were as follows (in thousands):

                                                 2002       2001
                                                ______     ______

Balance, beginning of period                    $6,636     $8,273
Loans and advances                                 350        409
Payments                                          (457)    (2,046)
                                                ______     ______

Balance, end of period                          $6,529     $6,636
                                                ======     ======

Transactions in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):

                                                 2002     2001     2000
                                                 ____     ____     ____

Balance, beginning of year                      $4,642   $3,806   $3,279
Provision charged to operations                    170      875      435
Loans charged off                                  (67)     (82)     (22)
Recoveries                                           6       43      114
                                                ______   ______   ______

Balance, end of year                            $4,751   $4,642   $3,806
                                                ======   ======   ======


4. Premises and Equipment and Lease Commitments

Premises and equipment were as follows (in thousands):

                                              December 31,
                                             ______________
                                                                Estimated
                                             2002      2001    Useful Life
                                             ____      ____    ___________

Land                                        $5,381     5,382        -
Buildings                                    6,646     6,646     40 years
Leasehold and other property improvements    2,241     2,192  3 to 10 years
Furniture and equipment                      4,825     4,599   3 to 7 years
Other                                          110        25      3 years
                                           _______   _______

                                            19,203    18,844
Less: accumulated depreciation
      and amortization                      (6,612)   (6,290)
                                           _______   _______

                                           $12,591   $12,554
                                           =======   =======


The Bank leases office and parking spaces for various banking facilities. The leases have initial terms expiring in 2007 through 2012 and are renewable by the Bank for up to 5 years. Under these leases, rents will increase annually, either at fixed rates or at rates based on various escalation clauses. On certain leases, in addition to the base rate payment, the Bank pays a monthly allocation of the building's operating expenses. Rental expense was approximately $461,000, $443,000 and $400,000 in 2002, 2001 and 2000,
respectively. As of December 31, 2002, future minimum rental commitments for all noncancelable operating leases with initial or remaining terms in excess of one year were as follows (in thousands):


        Year Ending December 31,
           2003              $407
           2004               391
           2005               400
           2006               410
           2007               284
           Thereafter       1,100
                           ______

                           $2,992
                           ======

5. Securities Sold Under Agreements To Repurchase

Interest expense on securities sold under agreements to repurchase aggregated $1.0 million, $1.9 million and $2.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The following sets forth information concerning securities sold under agreements to repurchase for the periods indicated:

                                               As of and For The Years Ended
                                                       December 31,
                                               _____________________________

                                                  2002      2001     2000
                                                  ____      ____     ____

                                                   (Dollars in Thousands)

Maximum amount of outstanding agreements
   at any month-end during the year              $64,585   $62,534  $52,319
Average amount outstanding during the year        55,644    52,234   45,429
Weighted average interest rate for the year         1.77%     3.68%    5.80%

The entire $53.7 million portfolio of securities sold under agreements to repurchase outstanding at December 31, 2002 matures in January, 2003.


6. Interest Expense

Interest expense on interest-bearing checking, money market, savings and time deposits was as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                           2002         2001       2000
                                        _______      _______    _______

Interest-bearing checking               $   417      $   564    $   596
Money market                              1,065        1,396      1,396
Savings                                     277          408        445
Time                                      8,911       12,075     11,041
                                        _______      _______    _______

                                        $10,670      $14,443    $13,478
                                        =======      =======    =======

Certificates of deposit in denominations of $100,000 or more were approximately $150 million and $96 million at December 31, 2002 and 2001, respectively. Interest expense for such certificates of deposit was approximately $3.9 million, $5.1 million and $4.5 million in 2002, 2001 and 2000, respectively.



7. Other Non-Interest Expense

Some of the more significant expenses included in other expenses in the consolidated statements of income for the years ended December 31, 2002, 2001 and 2000, were as follows (in thousands):

                                                2002        2001        2000
                                                ____        ____        ____

Administrative service charges                 $ 238       $ 230       $ 187
Security                                         153         159         136
Donations                                        115          51          39
Armored carrier and courier                      115         113         111
State fees and assessments                       106          98          89
FDIC insurance                                    79          78          77
Postage                                           58          59          62
Dues and subscriptions                            56          58          56
Advertising                                       46          20         125
Other                                            232         221         220
                                              ______      ______      ______

                                              $1,198      $1,087      $1,102
                                              ======      ======      ======


8. Income Taxes

The components of the net deferred tax asset as of December 31, 2002 and 2001, were as follows (in thousands):

                                                            2002      2001
                                                            ____      ____
Deferred tax assets:
   Goodwill amortization                                   $1,139    $1,303
   Allowance for loan losses                                1,613     1,559
   Depreciation of fixed assets                               226       268
   Investment in securities                                   161       161
   Non-accrual interest                                         -        22
   Other                                                       13        23
                                                           ______    ______

   Total deferred tax asset (included in other assets)      3,152     3,336
                                                           ______    ______

Deferred tax liabilities:
   Unrealized gain on investment securities                 2,518     1,326
                                                           ______    ______

   Total deferred tax liability
     (included in other liabilities)                        2,518     1,326
                                                           ______    ______

   Net deferred tax asset                                  $  634    $2,010
                                                           ======    ======


The components of the provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 were as follows (in thousands):


                                         2002      2001      2000
                                        ______    ______    ______

Current-federal                         $3,111    $2,861    $2,216
Current-state                              719       307       490
Deferred-federal                           165      (304)        9
Deferred-state                              19       (32)        1
                                        ______    ______    ______

                                        $4,014    $2,832    $2,716
                                        ======    ======    ======


The following table reconciles taxes at the federal statutory rate with the effective rate for 2002, 2001 and 2000:

                                         2002      2001      2000
                                         ____      ____      ____

Federal statutory rate                    34%       34%       34%
Goodwill amortization                      -         1%        1%
State taxes                                3%        4%        4%
Tax-exempt investment income              (6%)      (8%)      (9%)
Other, net                                 -        (1%)       -
                                         ____      ____      ____
Effective tax rate                        31%       30%       30%
                                         ====      ====      ====


9. Earnings Per Share

The following table reconciles the weighted average shares (denominator) used to calculate basic and diluted earnings per share (in thousands, except per share amounts):



                                For the Year Ended December 31, 2002
                               ______________________________________

                                 Income         Shares      Per Share
                               (Numerator)   (Denominator)   Amount
                                _________     ___________    ______

Basic EPS                         $9,116          4,542        $2.01
Effect of Dilutive Options             -            211        (0.09)
                                  ______          _____        _____

Diluted EPS                       $9,116          4,753        $1.92
                                  ======          =====        =====


                               For the Year Ended December 31, 2001
                              ______________________________________

                                 Income         Shares      Per Share
                               (Numerator)   (Denominator)   Amount
                                _________     ___________    ______

Basic EPS                         $7,017          4,519        $1.55
Effect of Dilutive Options             -            136        (0.04)
                                  ______          _____        _____

Diluted EPS                       $7,017          4,655        $1.51
                                  ======          =====        =====



                               For the Year Ended December 31, 2000
                              ______________________________________

                                 Income         Shares      Per Share
                               (Numerator)   (Denominator)   Amount
                                _________     ___________    ______

Basic EPS                         $6,315          4,578        $1.38
Effect of Dilutive Options             -            107        (0.03)
                                  ______          _____        _____

Diluted EPS                       $6,315          4,685        $1.35
                                  ======          =====        =====



10. Employee Benefit Plan

The Bank has a qualified contributory profit sharing plan covering substantially all eligible employees. The Bank's contributions to the plan were approximately $167,000, $154,000 and $149,000 in 2002, 2001 and 2000,
respectively.


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


12. Stock Transactions

On November 18, 2002, the Company's Board of Directors authorized a five-for-four stock split, to be effective on January 3, 2003. Earnings per share amounts have been restated to retroactively reflect this transaction.

In March 1994, the Board of Directors adopted two stock option plans; the 1994 Outside Director Stock Option Plan and the 1994 Performance Stock Option Plan, which were approved by the shareholders in April 1994. Under the terms of the plans, the option price is not less than the fair market value of the common stock on the date of the grant. On April 15, 1999, the shareholders approved amendments to both plans which increased the number of shares reserved for the grant of options by 150,000 for each plan. The maximum number of shares that may be issued under the Outside Director Stock Option Plan and Performance Stock Option Plan are 348,814 and 652,690, respectively. Options granted under the Outside Director Stock Option Plan are immediately exercisable and are for a term of ten years. At December 31, 2002 and 2001, there were 54,571 and 68,348 shares available, respectively, for future option grants under the Outside Director Stock Option Plan. Options granted under the Performance Stock Option Plan are not exercisable for a period of one year from the date of grant and are for a term of ten years. At December 31, 2002 and 2001, there were 207,089 and 177,653 shares available, respectively, for future option grants under this plan. The current status of options outstanding and the activity for 2002, 2001 and 2000 are presented below:


                                 Outside Director             Performance
                                 Stock Option Plan        Stock Option Plan
                               ____________________      ____________________

                                           Weighted                  Weighted
                                            Average                   Average
                               Number of   Exercise      Number of   Exercise
                                Options      Price        Options      Price
                                _______    ________       _______    ________

Options outstanding,
  December 31, 1999             171,878     $12.27        259,716     $11.09
Granted                          38,750      14.00         44,356      14.00
Exercised                             -          -        (14,928)      8.68
                                _______     ______        _______     ______

Options outstanding,
  December 31, 2000             210,628      12.58        289,144      11.78
Granted                          37,500      16.68         48,126      16.68
Exercised                             -          -        (16,137)     10.91
                                _______     ______        _______     ______

Options outstanding,
  December 31, 2001             248,128      13.19        321,133      12.69
Granted                          37,500      22.80         41,875      22.80
Exercised                       (17,963)     15.47        (25,032)     13.51
                                _______     ______        _______     ______

Options outstanding,
  December 31, 2002             267,665      14.61        337,976      14.11
                                =======     ======        =======     ======
Options exercisable,
  December 31, 2002             267,665     $14.61        296,101     $12.89
                                =======     ======        =======     ======



Summarized below is information about stock options outstanding and exercisable at December 31, 2002:

                              Outside Director Stock Option Plan
                     _____________________________________________________

                               Outstanding                 Exercisable
                     _______________________________  ____________________

     Exercise Price   Number of   Average   Average   Number of   Average
         Range         Shares     Life(1)   Price(2)   Shares     Price(2)
         _____         ______     ______    _______    ______     _______

     $ 6.94- 9.70       72,948      2.5     $ 8.46      72,948     $ 8.46
     $ 9.71-13.50       23,156      4.5      11.58      23,156      11.58
     $13.51-18.00      134,061      7.1      16.19     134,061      16.19
     $18.01-22.80       37,500      9.5      22.80      37,500      22.80
                       _______                         _______

                       267,665                         267,665
                       =======                         =======

                                Performance Stock Option Plan
                     _____________________________________________________

                               Outstanding                 Exercisable
                     _______________________________  ____________________

     Exercise Price   Number of   Average   Average   Number of   Average
         Range         Shares     Life(1)   Price(2)   Shares     Price(2)
         _____         ______     ______    _______    ______     _______

     $ 6.94- 9.70      106,977      2.3     $ 8.21     106,977     $ 8.21
     $ 9.71-13.50       28,747      4.5      11.58      28,747      11.58
     $13.51-18.00      160,377      7.2      16.24     160,377      16.24
     $18.01-22.80       41,875      9.5      22.80           -          -
                       _______                         _______

                       337,976                         296,101
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

The compensation expense, net of income tax effect, if recognized, would have resulted in a decrease in the pro forma amounts indicated below, for the years ended December 31, 2002, 2001 and 2000:

                                               2002       2001       2000
                                               ____       ____       ____

                                       (In Thousands, Except Per Share Amounts)
Net earnings - as reported                   $ 9,116    $ 7,017    $  6,315
Net earnings - pro forma                       8,890      6,838       6,135
Earnings per share (diluted) - as reported      1.92       1.51        1.35
Earnings per share (diluted) - pro forma        1.87       1.47        1.31


The weighted average fair value of options granted during 2002, 2001 and 2000, were $4.52, $4.16 and $4.29, respectively. The weighted average fair value of each option grant was estimated as of the date of grant using the Modified Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: dividend yield of 2.62%, 3.42% and 4.24%; expected volatility of 21.6%, 23.3% and 24.5%; risk-free interest rate of 2.45%, 3.30% and 6.35%; and expected life of 9.5 years for each of the three years.



13. Commercial Bankshares, Inc. (Parent Company Only) Financial Information


                         Condensed Balance Sheets
                              (In Thousands)

                                                        December 31,
                                                    ____________________

                                                      2002         2001
                                                    _______      _______
 Assets:
    Cash and cash equivalents                       $ 2,616      $ 2,467
    Investment in banking subsidiary                 53,511       46,273
    Other investments                                 2,861        2,840
    Goodwill, net                                       253          253
    Other assets                                      1,039           17
                                                    _______      _______

       Total assets                                 $60,280      $51,850
                                                    =======      =======

 Liabilities and stockholders' equity:
    Other liabilities                               $ 1,675      $ 1,725
    Stockholders' equity                             58,605       50,125
                                                    _______      _______

       Total liabilities and stockholders' equity   $60,280      $51,850
                                                    =======      =======




                       Condensed Statements of Income
                               (In Thousands)

                                                  Years ended December 31,
                                               _____________________________

                                                2002       2001       2000
                                               ______     ______     ______
Income:
   Interest on investments                     $  118     $  112     $  157
   Security gains                                   -        240          -
   Other                                          100        200        150
                                               ______     ______     ______

      Total income                                218        552        307
                                               ______     ______     ______

Expenses:
   Amortization of goodwill                         -        163        163
   Other                                           77         64         55
                                               ______     ______     ______

      Total expenses                               77        227        218
                                               ______     ______     ______

      Income before income taxes and equity in
         undistributed earnings of subsidiary     141        325         89
Provision for income taxes                         21        173         56
                                               ______     ______     ______

      Income before equity in undistributed
         earnings of subsidiary                   120        152         33
Equity in undistributed earnings of subsidiary  8,996      6,865      6,282
                                               ______     ______     ______

      Net income                               $9,116     $7,017     $6,315
                                               ======     ======     ======









                   Condensed Statements of Cash Flows
                             (In Thousands)

                                                        Years ended December 31,
                                                        ________________________

                                                          2002    2001    2000
                                                          ____    ____    ____

Cash flows from operating activities:
   Net income                                            $9,116  $7,017  $6,315
   Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
      Equity in undistributed earnings of subsidiary     (8,996) (6,865) (6,282)
      Depreciation and amortization                           -     163     163
      Gain on sale of investment securities                   -    (240)      -
      Change in other assets                                 77    (201)    638
      Change in other liabilities                           (82)     39    (289)
                                                         ______  ______  ______

      Net cash provided by (used in) operating activities   115     (87)    545
                                                         ______  ______  ______

Cash flows from investing activities:
   Proceeds from maturities of investment
      securities held to maturity                             -       -   2,300
   Proceeds from sales of investment
      securities available for sale                           -     243       -
                                                         ______  ______  ______

      Net cash provided by investing activities               -     243   2,300
                                                         ______  ______  ______

Cash flows from financing activities:
   Proceeds from exercise of stock options                  612     176     129
   Purchase of treasury stock                               (64)   (132) (5,046)
   Dividends received from subsidiary                     2,776   4,050   2,860
   Management fee received from subsidiary                 (100)    250     100
   Dividends paid                                        (3,190) (2,920) (2,672)
                                                         ______  ______  ______

      Net cash provided by (used in) financing activities    34   1,424  (4,629)
                                                         ______  ______  ______


Increase (decrease) in cash and cash equivalents            149   1,580  (1,784)
Cash and cash equivalents at beginning of year            2,467     887   2,671
                                                         ______  ______  ______

Cash and cash equivalents at end of year                 $2,616  $2,467  $  887
                                                         ======  ======  ======


14. Regulatory Matters

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risked-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.



The Bank's actual capital amounts (dollars in thousands) and ratios are also presented in the table. No amount was deducted from capital for interest-rate risk.



                                                                  To Be Well
                                                              Capitalized Under
                                              For Capital     Prompt Corrective
                               Actual      Adequacy Purposes  Action Provisions
                            _____________  __________________ __________________

                            Amount  Ratio    Amount    Ratio    Amount   Ratio
                            ______  _____    ______    _____    ______   _____

As of December 31, 2002:
  Total capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                           $59,662  14.62%  > $32,639  > 8.00%       N/A    N/A
    Commercial Bank of Florida
                            55,490  13.48%  >  32,928  > 8.00%   $41,160  10.00%

  Tier I capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                            53,636  13.15%  >  16,319  > 4.00%       N/A    N/A
    Commercial Bank of Florida
                            50,739  12.33%  >  16,464  > 4.00%    24,696   6.00%

  Tier  I capital (to total assets):
    Commercial Bankshares, Inc.
                            53,636   7.66%  >  21,015  > 3.00%       N/A    N/A
  Tier  I capital (to average assets):
    Commercial Bank of Florida
                            50,739   7.48%  >  20,340  > 3.00%    33,900   5.00%


As of December 31, 2001:
  Total capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                           $53,093  13.54%  > $31,375  > 8.00%       N/A    N/A
    Commercial Bank of Florida
                            50,159  12.72%  >  31,541  > 8.00%   $39,427  10.00%

  Tier I capital (to risk weighted assets):
    Commercial Bankshares, Inc.
                            47,185  12.03%  >  15,687  > 4.00%       N/A    N/A
    Commercial Bank of Florida
                            45,517  11.54%  >  15,771  > 4.00%    23,656   6.00%

  Tier  I capital (to total assets):
    Commercial Bankshares, Inc.
                            47,185   8.24%  >  17,173  > 3.00%       N/A    N/A
  Tier  I capital (to average assets):
    Commercial Bank of Florida
                            45,517   8.19%  >  16,667  > 3.00%    27,778   5.00%



Dividends

Dividends paid by the Bank to the Company are subject to the financial condition of the Bank and practical business considerations relating to utilization of funds. In addition, banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Dividend payments are generally limited to earnings of the Bank, as defined for regulatory purposes, for the current period and the full two preceding years. At January 1, 2003, the Bank could have paid dividends to the Company aggregating $22.1 million without prior regulatory approval. Future dividends will be dependent on the level of earnings of the Bank.

Cash dividends declared by the Company totaled $3.3 million and $3.0 million in 2002 and 2001, respectively. Dividends declared but not yet paid amounted to $867,000 and $758,000 at December 31, 2002 and 2001, respectively.



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

Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at December 31, 2002 and 2001 were $32 million and $30 million, respectively. The Bank evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation.

The Bank is a party to financial instruments with off-balance sheet credit risk which arise in the normal course of business and which involve elements of credit and liquidity risk. Amount such financial instruments are commercial letters of credit and standby letters of credit. A summary of the Bank's outstandings at December 31, 2002 is as follows:

     Commercial letters of credit       $  137,000
     Standby letters of credit          $4,100,000

Commercial letters of credit and standby letters of credit include exposure to some credit loss in the event of nonperformance by the customer. The Bank's credit policies and procedures to approve letters of credit are the same as those for extensions of credit that are recorded on the balance sheet. While a significant portion of outstanding commercial letters of credit is utilized, the major portion of such utilizations is on an immediate payment basis. The remainder is secured by collateral or the goods acquired by the customer with the letter of credit. There are no loan commitments to extend credit.

Standby letters of credit represent irrevocable guarantees by the Bank for the performance of specified financial obligations and arise in the normal course of business. These financial instruments have fixed maturity dates, and, since many of them expire without being drawn, they do not generally present a significant liquidity risk to the Bank. As of December 31, 2002, the Bank's standby letters of credit have an aggregate carrying value of $4.1 million, range in term from three days to 352 days, and are generally secured by collateral or the goods acquired by the customer for which the standby letter of credit was issued.

Concentrations of Credit Risk

The Bank primarily grants loans for which South Florida real estate is the collateral. The borrowers' ability to honor their contracts is substantially dependent upon the general economic conditions of the region. As of December 31, 2002, the Bank's ten largest loan relationships had an aggregate balance of $57 million, representing 16% of net loans. As of December 31, 2001 the Bank's ten largest loan relationships had an aggregate balance of $50 million, representing 14% of net loans.


16. Disclosure About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each significant class of financial instrument for which it is practicable to estimate that value.

Cash and Due from Banks and Federal Funds Sold

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

The fair value of investment securities equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Note 2 to the Consolidated Financial Statements provides information on estimated fair values at December 31, 2002 and 2001.

Loans

A significant portion of loans is comprised of prime-based loans and treasury bill-based loans. The fair value of these types of loans is the carrying amount of the loan. At December 31, 2002, variable rate loans amounted to approximately $294 million or 84% of total loans. Fixed rate loans maturing within the next year totaled $12 million or an additional 4% of total loans. At December 31, 2001, variable rate loans amounted to approximately $272 million or 78% of total loans. Fixed rate loans maturing within the next year totaled $22 million or an additional 6% of total loans. The fair value of these types of loans is the carrying amount of the loan. Market value of fixed rate loans with maturities in excess of one year, representing approximately 12% of the loan portfolio as of December 31, 2002 and 16% as of December 31, 2001, approximates carrying value based on terms and maturity of those loans and current borrowing rates.

Deposit Liabilities and Short-term Borrowed Funds

The fair value of demand, savings, interest-bearing checking and money market deposits and of borrowings under repurchase agreements is the amount payable on demand (carrying amount). The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. At December 31, 2002, the fair value of time deposits approximates carrying value, which includes time deposits of $187 million due within twelve months, or 60% of total time deposits. At December 31, 2001, time deposits of $204 million due within twelve months represented 91% of total time deposits.


Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter parties. The fair value of letters of credit is based on fees currently charged for similar agreements. At December 31, 2002, a significant portion of the letter of credit portfolio is scheduled to expire within twelve months. The fair value of these commitments approximates the committed amounts.





                      COMMERCIAL BANKSHARES, INC.

               DIRECTORS                                    OFFICERS

Cromwell A. Anderson        Jack J. Partagas            Joseph W. Armaly
Retired Attorney            President and               Chairman and
                            Chief Operating Officer     Chief Executive Officer
Joseph W. Armaly
Chairman of the Board and   Sherman Simon               Jack J. Partagas
Chief Executive Officer     Investments                 President, Secretary,
                                                        and Chief Operating
                                                        Officer
Richard J. Bischoff         Michael W. Sontag
Attorney                    General Contractor          Barbara E. Reed
                            Real Estate Investor        Senior Vice President
                                                        and Chief Financial
Robert Namoff                                           Officer
Chief Executive Officer     Martin Yelen
Allied Universal Corp.      Retired Attorney






                      COMMERCIAL BANK OF FLORIDA
                               OFFICERS

Joseph W. Armaly       Chairman and CEO
Jack J. Partagas       President and COO
Bruce P. Steinberger   Executive Vice President
Barbara E. Reed        Senior Vice President and CFO
David E. DiMuro        Senior Vice President
Phillips G. Gay, Jr.   Senior Vice President
Hal Kaufman            Senior Vice President
Joseph Kertis, Jr.     Senior Vice President
Dennis G. Longo        Senior Vice President
John M. Maroon         Senior Vice President
Tony Maroon            Senior Vice President
Raul M. Zarranz        Senior Vice President
William S. Dieterle    Director of Internal Audit
Stephen W. Armaly      Vice President
Sherryl Bowein         Vice President
Ralph E. Coman         Vice President
Elena Correa           Vice President
Valerie Dacks          Vice President
Sherri Feinstein       Vice President and Controller
Susan Ferbin           Vice President
Diana C. Goudie        Vice President
Nancy Hernandez        Vice President
Mary Lou Hutcheson     Vice President
Paul Larkin            Vice President
Alfred P. Lettera      Vice President
Wendy Robinson         Vice President
Robert D. Singleton    Vice President
Fay Marie Stephens     Vice President
Pamela Tucker          Vice President
Deborah Winkles        Vice President
Constance Bauer        Assistant Vice President
Lourdes Beck           Assistant Vice President
Ann Bovard             Assistant Vice President
Luis A. Castillo       Audit Manager
Nora Clavijo           Assistant Vice President
Mari M. Colina         Assistant Vice President
Anne E. Cook           Assistant Vice President
Mercedes De Quesada    Assistant Vice President
Peter Fernandez        Assistant Vice President
Carlos A. Grosso       Investment Officer
Theresa Hilson         Assistant Vice President
C. Margaret Humphrey   Assistant Vice President
Geraldine T. Kitchell  Assistant Vice President
Wendy M. Knowles       Assistant Vice President
Sue Marchetti          Assistant Vice President
Cristina Ojeda         Assistant Vice President
Lidia Perez            Assistant Vice President
Margaret Rizzotto      Assistant Vice President
Mary Robbins           Assistant Vice President
Marisella Salado       Commercial Loan Officer
Linda Schubowsky       Assistant Vice President
Terri Stockwell        Assistant Vice President
Delia Yepez            Assistant Vice President
Aurora Franquiz        Mortgage Loan Specialist
Aletha Jackson         Assistant Cashier
Carol Paul Lewis       Assistant Cashier
Ileana Medina          Loan Operations Officer
Alice Milhet           Assistant Cashier
Ruben Molina           Assistant Cashier
Brenda Paul            Assistant Cashier
Damien Ramirez         Commercial Loan Officer
Laurie Taylor          Assistant Cashier
Rose Torres            MIS Officer
Linda K. Wood          Installment Loan Officer
James F. Zimny, Jr.    Accounting Officer







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



Annual Meeting
Thursday, April 24, 2003, at 10:00 a.m.
1550 S.W. 57th Avenue
Boardroom
Miami, Florida 33144

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

Web Page
www.commercialbankfl.com












                              Exhibit 21.1

Subsidiaries of Commercial Bankshares, Inc.:

Commercial Bank of Florida, a Florida chartered banking corporation (100%)

















                              Exhibit 23.1


Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 33-96606) of Commercial Bankshares, Inc. of our report dated January 15, 2003 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP
Miami, Florida
March 17, 2003













                              Exhibit 99.1

EXHIBIT 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



/s/   Joseph W. Armaly
_______________________

Joseph W. Armaly
Chief Executive Officer
March 17, 2003


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.













                             Exhibit 99.2

EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to
18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



/s/   Barbara E. Reed
______________________

Barbara E. Reed
Chief Financial Officer
March 17, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.