Form 10-Q
period 2003-03-31
COMMERCIAL BANKSHARES INC
filed 2003-05-13
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to  _________.


                  Commission File Number 00-22246


                    COMMERCIAL BANKSHARES, INC.
____________________________________________________________________
      (Exact name of Registrant as specified in its charter)


               FLORIDA                           65-0050176
____________________________________________________________________
   (State or other jurisdiction of             (IRS Employer
    incorporation or organization)           Identification No.)


   1550 S.W. 57th Avenue, Miami, Florida                  33144
____________________________________________________________________
 (Address of principal executive offices)              (Zip Code)


                           (305) 267-1200
____________________________________________________________________
        (Registrant's Telephone Number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No    .
     ___     ___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X   No    .
     ___     ___

CLASS                                  OUTSTANDING AT May 12, 2003
_____                                  ___________________________

COMMON STOCK, $.08 PAR VALUE           4,596,894 SHARES









                         TABLE OF CONTENTS




PART I   Item 1.   Financial Statements                          1
         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                    8
         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                            10
         Item 4.   Controls and Procedures                      11

PART II  Item 6.   Exhibits and Reports on Form 8-K             12









                     PART I - FINANCIAL INFORMATION

                     ITEM I - FINANCIAL STATEMENTS

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 2003 and December 31, 2002
                (Dollars in thousands, except share data)


                                                        3/31/2003   12/31/2002
                                                        _________   __________

Assets:                                                (Unaudited)
  Cash and due from banks                                $ 22,440    $ 31,108
  Federal funds sold                                       63,975      29,425
                                                         ________    ________

     Total cash and cash equivalents                       86,415      60,533

  Investment securities available for sale, at fair value
     (cost of $164,347 in 2003 and $175,597 in 2002)      171,868     182,831
  Investment securities held to maturity, at cost
     (fair value of $106,458 in 2003 and $90,019 in 2002) 105,375      88,307
  Loans, net                                              353,663     345,766
  Premises and equipment, net                              12,567      12,591
  Accrued interest receivable                               4,028       4,328
  Goodwill, net                                               253         253
  Other assets                                              3,903       3,915
                                                         ________    ________

     Total assets                                        $738,072    $698,524
                                                         ========    ========
Liabilities and stockholders' equity:
  Deposits:
  Demand                                                 $112,780    $ 99,018
  Interest-bearing checking                                78,794      81,978
  Money market accounts                                    68,908      62,096
  Savings                                                  33,005      28,633
  Time                                                    320,560     309,501
                                                         ________    ________

     Total deposits                                       614,047     581,226

  Securities sold under agreements
     to repurchase                                         57,686      53,705
  Accrued interest payable                                    607         624
  Accounts payable and accrued liabilities                  5,200       4,364
                                                         ________    ________

     Total liabilities                                    677,540     639,919

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000 authorized
     shares, 5,020,787 issued (5,006,670 in 2002)             402         401
  Additional paid-in capital                               44,806      44,653
  Retained earnings                                        17,195      15,603
  Accumulated other comprehensive income                    4,897       4,716
  Treasury stock, 443,820 shares
     (443,820 in 2002), at cost                            (6,768)     (6,768)
                                                         ________    ________

     Total stockholders' equity                            60,532      58,605
                                                         ________    ________

     Total liabilities and stockholders' equity          $738,072    $698,524
                                                         ========    ========


            The accompanying notes are an integral part of these
                condensed consolidated financial statements










               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
           For the three months ended March 31 2003 and 2002
               (Dollars in thousands, except share data)
                             (Unaudited)


                                                       2003        2002
                                                       ____        ____

Interest income:
  Interest and fees on loans                          $5,836      $6,413
  Interest on investment securities                    3,278       2,174
  Interest on federal funds sold                         127         149
                                                      ______      ______

     Total interest income                             9,241       8,736

Interest expense:
  Interest on deposits                                 2,762       2,675
  Interest on securities sold under
     agreements to repurchase                            190         226
                                                      ______      ______

     Total interest expense                            2,952       2,901
                                                      ______      ______

     Net interest income                               6,289       5,835
Provision for loan losses                                  -          75
                                                      ______      ______

     Net interest income after provision               6,289       5,760

Non-interest income:
  Service charges on deposit accounts                    633         667
  Other fees and service charges                         146         141
  Securities gains                                         -          40
                                                      ______      ______

     Total non-interest income                           779         848
                                                      ______      ______

Non-interest expense:
  Salaries and employee benefits                       2,332       2,358
  Occupancy                                              294         299
  Data processing                                        257         313
  Furniture and equipment                                185         175
  Insurance                                               97          80
  Stationery and supplies                                 60          65
  Administrative service charges                          46          54
  Telephone and fax                                       41          56
  Amortization                                             -           -
  Other                                                  259         335
                                                      ______      ______

     Total non-interest expense                        3,571       3,735
                                                      ______      ______

Income before income taxes                             3,497       2,873
Provision for income taxes                             1,036         849
                                                      ______      ______

     Net income                                       $2,461      $2,024
                                                      ======      ======

Earnings per common and common equivalent share:
     Basic                                              $.54        $.45
     Diluted                                            $.51        $.43

Weighted average number of shares and common equivalent shares:
     Basic                                         4,569,998   4,525,052
     Diluted                                       4,873,291   4,718,066



            The accompanying notes are an integral part of these
                condensed consolidated financial statements









                COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      For the three months ended March 31, 2003 and 2002
                            (In thousands)
                             (Unaudited)


														                                 Three months ended
                                                            March 31,
                                                         2003      2002
                                                         ____      ____

Net income                                              $2,461    $2,024
                                                        ______    ______

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) arising
    during the period                                      181      (447)
  Reclassification adjustment for gains
    realized in net income                                   -       (25)
                                                        ______    ______

  Other comprehensive income (loss)                        181      (472)
                                                        ______    ______

Comprehensive income                                    $2,642    $1,552
                                                        ======    ======









            The accompanying notes are an integral part of these
                condensed consolidated financial statements









               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 2003 and 2002
                            (In thousands)
                             (Unaudited)


                                                           2003      2002
                                                           ____      ____
Cash flows from operating activities:
  Net income                                            $ 2,461   $ 2,024
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                                   -        75
  Depreciation, amortization and accretion, net             244       192
  Gain on sale of investment securities                       -       (40)
  Gain on sale of premises and equipment                     (1)       (1)
  Change in accrued interest receivable                     300      (291)
  Change in other assets                                     12      (721)
  Change in accounts payable and accrued liabilities        731     1,610
  Change in accrued interest payable                        (17)      (27)
                                                        _______   _______

     Net cash provided by operating activities            3,730     2,821
                                                        _______   _______

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                    26,451     2,522
  Proceeds from maturities of investment securities
     available for sale                                  69,478    10,041
  Purchases of investment securities
     held to maturity                                   (43,562)  (21,287)
  Purchases of investment securities
     available for sale                                 (58,280)  (24,259)
  Net change in loans                                    (7,897)      441
  Purchases of premises and equipment                      (125)     (176)
  Sales of premises and equipment                             1         1
                                                        _______   _______

     Net cash used in investing activities              (13,934)  (32,717)
                                                        _______   _______

Cash flows from financing activities:
  Net change in deposits                                 32,821    17,252
  Net change in securities sold under
     agreements to repurchase                             3,981     8,483
  Dividends paid                                           (870)     (758)
  Proceeds from issuance of stock                           154        97
  Purchase of treasury stock                                  -       (33)
                                                        _______   _______

     Net cash provided by financing activities           36,086    25,041
                                                        _______   _______


Increase (decrease) in cash and cash equivalents         25,882    (4,855)
Cash and cash equivalents at beginning of period         60,533    68,200
                                                        _______   _______

Cash and cash equivalents at end of period              $86,415   $63,345
                                                        =======   =======
Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                               $   514   $   440
                                                        =======   =======

  Income taxes paid                                     $ 1,216   $   160
                                                        =======   =======

           The accompanying notes are an integral part of these condensed consolidated financial statements









              COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the years ended December 31, 2002, 2001, and 2000 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2.  STOCK OPTIONS

The new disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by the Bank on January 1, 2003. The following table provides the newly required disclosures for the three-month period ended March 31, 2003 compared to the same period in the prior year:

                                        For the Three Months Ended
                                                March 31,
                                            2003         2002
                                            ____         ____

                                         (Dollars in thousands)

Net income as reported                     $2,461       $2,024

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects (1)              (30)         (25)
                                           ______       ______

Pro forma net income                       $2,431       $1,999
                                           ======       ======
Earnings per share, basic
   as reported                             $  .54       $  .45

Earnings per share, basic
   pro forma                               $  .53       $  .44

Earnings per share, diluted
   as reported                             $  .51       $  .43

Earnings per share, diluted
   pro forma                               $  .50       $  .42

(1) The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.


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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                  Three Months Ended              Three Months Ended
                    March 31, 2003                  March 31, 2002
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $2,461      4,570      $.54      $2,024       4,525      $.45

Effect of
Dilutive
Options          -        303      (.03)          -         193      (.02)
            ______      _____      ____      ______       _____      ____

Diluted EPS $2,461      4,873      $.51      $2,024       4,718      $.43
            ======      =====      ====      ======       =====      ====

4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $4.1 million as of March 31, 2003 and December 31, 2002. Approximately $317,000 of the standby letters of credit outstanding at March 31, 2003 were issued subsequent to December 31, 2002. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

5.  NEW ACCOUNTING PRONOUNCEMENTS

In December of 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this SFAS No. 148 amends the disclosure requirements of FASB No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
As permitted by SFAS No. 123, the Bank continues to follow the intrinsic value method of accounting for stock-based compensation under the provision of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to the Bank. The Bank is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to provide additional disclosure in both annual and interim financial statements. The new disclosure requirements are included in Note 2.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS 147 addresses the treatment of goodwill related to branch acquisitions. It requires that goodwill meeting certain criteria be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted SFAS No. 142 in January 2002 and adopted SFAS No. 147 in the fourth quarter of 2002. The implementation of this statement did not have a material effect on the Company's financial position, results of operations or cash flows.


On January 17, 2003, the FASB issued FAS Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of this interpretation are not expected to have a material effect on the financial statements of the Company.


In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of this statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this interpretation are not expected to have a material effect on the financial statements of the Company.









          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2002 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

CORPORATE OVERVIEW

Commercial Bankshares, Inc. (the "Company"), a Florida corporation organized in 1988, is a bank holding company whose wholly-owned subsidiary and principal asset is the Commercial Bank of Florida
(the "Bank"). The Company, through its ownership of the Bank, is engaged in a commercial banking business. Its primary source of earnings is derived from income generated by its ownership and operation of the Bank. The Bank is a Florida chartered banking corporation with fourteen branch locations throughout Miami-Dade and Broward counties in South Florida. The Bank primarily focuses on providing personalized banking services to businesses and individuals within the market areas where its banking offices are located.


RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

The Company's net income reported for the quarter ended March 31, 2003, was $2.46 million, a 22% increase over the quarter ended March 31, 2002 of $2.02 million. Basic and diluted earnings per share were $.54 and $.51, respectively, for the first quarter of 2003, as compared to $.45 and $.43, respectively, for the first quarter of 2002.

The Company's first quarter tax-equivalent net interest income increased to $6.54 million, from $6.11 million in the corresponding quarter in 2002. The increase is due primarily to an increase in average earning assets of $128 million, partially offset by a decrease in the net interest yield. The annualized net interest yield for the quarter ended March 31, 2003 was 3.97%. This compares to 4.58% for the quarter ended March 31, 2002. The decrease in the net interest yield is the result of the significant inflow of deposits, some of which are temporarily invested in short-term instruments. The net interest yield has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the first quarter of 2003 decreased by $69,000, or 8%, from the corresponding period of 2002. The decrease in quarter activity is primarily due to a decrease in account activity charges of $34,000 and net gain on sale of investments of $40,000 in 2002.

Non-interest expenses for the first quarter 2003 decreased $164,000, or 4%, from the same quarter in 2002, due to a drop in data processing expense of $56,000, professional fees of $73,000 and advertising expense of $19,000. The drop in data processing expense was due to lower than expected year-end processing expenses for year-end 2002.
The decrease in professional fees expense for the quarter ended 3/31/03 was due to no pending litigation during quarter. Advertising expense decreased in the first quarter 2003 due to a reduction in newspaper advertising.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.
The allowance for loan losses was $4.66 million at March 31, 2003, as compared with $4.75 million at December 31, 2002. For the three months ended March 31, 2003, the allowance for loan losses was decreased by approximately $90,000 in net charge-offs. For the three months ended March 31, 2002, the allowance was increased with a provision for loan losses of $75,000 and decreased by approximately $61,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.30% at March 31, 2003, from 1.35% at December 31, 2002. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.


Approximately $230.3 million, or 64%, of total loans was secured by non-residential real estate, and $72.3 million, or 20%, of total loans was secured by residential real estate as of March 31, 2003. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at March 31, 2003.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. Commercial Bank of Florida's (the Bank) principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $110 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of March 31, 2003.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $101.8 million of investment securities during the first three months of 2003, and loans increased by $7.9 million. Funding for the above came primarily from increases in deposits of $32.8 million, increases in securities sold under agreements to repurchase of $4.0 million and increases from proceeds from maturities and sales of investment securities of $95.9 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Total Capital, and Leverage Ratios of the Company were 12.90%, 14.29%, and 7.49%, respectively, as of March 31, 2003.



FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about the Company's plans, strategies and prospects.
These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others

    - the general state of the economy and, together with all aspects of the Company's business that are affected by changes in the economy, the impact that changing rates have on the Company's net interest margin;
    - the Company's ability to increase the loan portfolio, and in particular its secured loan portfolio;
    - the Company's ability to access cost-effective funding to fund marginal loan growth;
    - changes in management's estimate of the adequacy of the allowance for loan losses;
    - changes in the overall mix of the Company's loan and deposit products;
    - the impact of repricing and competitors' pricing initiatives on loan and deposit products; and
    - the extent of defaults, the extent of losses given default, and the amount of lost interest income that may result in the event of a severe recession.

The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances after the date of this filing.









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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2003.

                   INTEREST RATE SENSITIVITY ANALYSIS
                         (Dollars in Thousands)

                                           Term to Repricing
                             ______________________________________________

                                                         Over 1 Year
                              90 Days  91-181   182-365   & Non-rate
                              or Less   Days      Days    Sensitive  Total
                              _______   ____      ____    _________  _____
Interest-earning assets:
   Federal funds sold         $63,975  $     -  $      -  $      - $ 63,975
   Investment securities       74,460   34,111    55,804   109,929  274,304
   Gross loans
     (excluding non-accrual)   80,833   29,004    60,875   188,297  359,009
                             ________  _______  ________  ________ ________
   Total interest-
     earning assets          $219,268  $63,115  $116,679  $298,226 $697,288
                             ========  =======  ========  ======== ========

Interest-bearing liabilities:
   Interest-bearing checking $      -  $19,699  $ 19,699  $ 39,396 $ 78,794
   Money market                     -   17,227    17,227    34,454   68,908
   Savings                          -        -         -    33,005   33,005
   Time deposits               60,090   48,081    86,946   125,443  320,560
   Borrowed funds              60,513        -         -         -   60,513
                             ________  _______  ________  ________ ________
   Total interest-bearing
     liabilities             $120,603  $85,007  $123,872  $232,298 $561,780
                             ========  =======  ========  ======== ========

Interest sensitivity gap     $ 98,665 ($21,892)($  7,193) $ 65,928 $135,508
                             ========  =======  ========  ======== ========
Cumulative gap               $ 98,665  $76,773  $ 69,580  $135,508
                             ========  =======  ========  ========

Cumulative ratio of interest-
   earning assets to interest-
   bearing liabilities           182%     137%      121%      124%
Cumulative gap as a percentage
   of total interest-
   earning assets               14.1%    11.0%     10.0%     19.4%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Savings have been allocated to the "over 1 year" category, and interest checking and money market, 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2003, the Bank's simulation analysis projects an increase to net interest income of 2.53%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 2.53%. These projected levels are within the Bank's policy limits.



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

(b) Reports on Form 8-K
     No reports were filed on Form 8-K during the quarter ended March
     31, 2003.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
   ____________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
May 13, 2003


By:/s/ Barbara E. Reed
   ___________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 13, 2003










CERTIFICATION OF CHIEF EXECUTIVE OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph W. Armaly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003                   COMMERCIAL BANKSHARES, INC.

                                       /s/ Joseph W. Armaly
                                       ____________________

                                       Joseph W. Armaly
                                       Chief Executive Officer









CERTIFICATION OF CHIEF FINANCIAL OFFICER UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barbara E. Reed, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commercial Bankshares, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003                   COMMERCIAL BANKSHARES, INC.

                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer









                             Exhibit 99.1

EXHIBIT 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares,
Inc., (the "Company") on Form 10-Q for the quarter ended, March 31,
2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section
   13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.


/s/   Joseph W. Armaly
______________________

Joseph W. Armaly
Chief Executive Officer
May 13, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document. A signed original of this written statement required by Section 906 has been provided to Commercial Bankshares, Inc. and will be retained by Commercial Bankshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.









                                Exhibit 99.2

EXHIBIT 99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares,
Inc., (the "Company") on Form 10-Q for the quarter ended, March 31,
2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/   Barbara E. Reed
______________________

Barbara E. Reed
Chief Financial Officer
May 13, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document. A signed original of this written statement required by Section 906 has been provided to Commercial Bankshares, Inc. and will be retained by Commercial Bankshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.