Form 10-Q
period 2003-06-30
COMMERCIAL BANKSHARES INC
filed 2003-08-13
CIK 354562

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 2003

                               OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


               Commission File Number 00-22246


                  COMMERCIAL BANKSHARES, INC.
_________________________________________________________________
     (Exact name of Registrant as specified in its charter)



               FLORIDA                           65-0050176
_________________________________________________________________
   (State or other jurisdiction of             (IRS Employer
    incorporation or organization)           Identification No.)


  1550 S.W. 57th Avenue, Miami, Florida                  33144
_________________________________________________________________
(Address of principal executive offices)              (Zip Code)


                        (305) 267-1200
_________________________________________________________________
      (Registrant's Telephone Number, including area code)


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

CLASS                                    OUTSTANDING AT AUGUST 12, 2003
_____                                    ______________________________

COMMON STOCK, PAR VALUE $.08 PER SHARE   4,624,981 SHARES








                       TABLE OF CONTENTS



               PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements                         1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9
Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                           12
Item 4.   Controls and Procedures                               13



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders   14

Item 6.   Exhibits and Reports on Form 8-K                      14

















                 PART I - FINANCIAL INFORMATION

                  ITEM I - FINANCIAL STATEMENTS

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
               June 30, 2003 and December 31, 2002
            (Dollars in thousands, except share data)

                                                6/30/2003  12/31/2002
                                                _________  __________

Assets:                                        (Unaudited)
  Cash and due from banks                       $ 37,480    $ 31,108
  Federal funds sold                              52,609      29,425
                                                ________    ________
     Total cash and cash equivalents              90,089      60,533

  Investment securities available for sale,
     at fair value (cost of $113,849 in 2003
     and $175,597 in 2002)                       122,011     182,831
  Investment securities held to maturity,
     at cost (fair value of $155,109 in 2003
     and $90,019 in 2002)                        153,350      88,307
  Loans, net                                     368,607     345,766
  Premises and equipment, net                     12,610      12,591
  Accrued interest receivable                      4,273       4,328
  Goodwill, net                                      253         253
  Other assets                                     4,492       3,915
                                                ________    ________

     Total assets                               $755,685    $698,524
                                                ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                        $110,227    $ 99,018
  Interest-bearing checking                       85,995      81,978
  Money market accounts                           72,576      62,096
  Savings                                         33,287      28,633
  Time                                           328,994     309,501
                                                ________    ________

     Total deposits                              631,079     581,226

  Securities sold under agreements
     to repurchase                                56,508      53,705
  Accrued interest payable                           597         624
  Accounts payable and accrued liabilities         4,706       4,364
                                                ________    ________

     Total liabilities                           692,890     639,919
                                                ________    ________

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000
     Authorized shares, 5,047,513 issued
     (5,006,670 in 2002)                             404         401
  Additional paid-in capital                      45,027      44,653
  Retained earnings                               18,831      15,603
  Accumulated other comprehensive income           5,301       4,716
  Treasury stock, 443,820 shares, at cost         (6,768)     (6,768)
                                                ________    ________

     Total stockholders' equity                   62,795      58,605
                                                ________    ________

     Total liabilities and stockholders' equity $755,685    $698,524
                                                ========    ========


      The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   For the three and six months ended June 30, 2003 and 2002
           (Dollars in thousands, except share data)
                           (Unaudited)

                                       Three months         Six months
                                          Ended               ended
                                         June 30,            June 30,
                                     ________________   _________________

                                      2003      2002      2003      2002
                                      ____      ____      ____      ____
Interest income:
  Interest and fees on loans         $5,998    $6,358   $11,834   $12,771
  Interest on investment securities   3,489     2,542     6,767     4,716
  Interest on federal funds sold        154       118       281       267
                                     ______    ______   _______   _______

     Total interest income            9,641     9,018    18,882    17,754
                                     ______    ______   _______   _______

Interest expense:
  Interest on deposits                2,782     2,535     5,544     5,210
  Interest on securities sold under
     agreements to repurchase           200       263       390       489
                                     ______    ______   _______   _______

     Total interest expense           2,982     2,798     5,934     5,699
                                     ______    ______   _______   _______

     Net interest income              6,659     6,220    12,948    12,055
Provision for loan losses               135        75       135       150
                                     ______    ______   _______   _______

     Net interest income
     after provision                  6,524     6,145    12,813    11,905
                                     ______    ______   _______   _______

Non-interest income:
  Service charges on deposit accounts   633       647     1,266     1,314
  Other fees and service charges        157       151       303       292
  Securities gains(losses)              139        (7)      139        33
                                     ______    ______   _______   _______

     Total non-interest income          929       791     1,708     1,639
                                     ______    ______   _______   _______

Non-interest expense:
  Salaries and employee benefits      2,365     2,317     4,697     4,675
  Occupancy                             312       320       606       619
  Data processing                       278       272       535       585
  Furniture and equipment               186       191       371       366
  Insurance                             104        85       201       165
  Stationery and supplies                69        66       129       131
  Administrative service charges         55        60       101       114
  Telephone and fax                      46        55        87       111
  Other                                 346       320       605       655
                                     ______    ______   _______   _______

     Total non-interest expense       3,761     3,686     7,332     7,421
                                     ______    ______   _______   _______


Income before income taxes            3,692     3,250     7,189     6,123
Provision for income taxes            1,181       978     2,217     1,827
                                     ______    ______   _______   _______

     Net income                      $2,511    $2,272   $ 4,972   $ 4,296
                                     ======    ======   =======   =======
Earnings per common and common equivalent share:
     Basic                             $.55      $.50     $1.09      $.95
     Diluted                           $.51      $.48     $1.02      $.91

Weighted average number of shares
   and common equivalent shares:
     Basic                        4,596,892 4,535,568 4,583,518 4,530,338
     Diluted                      4,911,579 4,761,134 4,883,784 4,735,927


     The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
   CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
   For the three and six months ended June 30, 2003 and 2002
                        (In thousands)
                         (Unaudited)



                                                Three months ended
                                                     June 30,
                                                __________________

                                                  2003      2002
                                                  ____      ____

Net income                                       $2,511    $2,272
                                                 ______    ______

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period (net of tax expense(benefit)
    of $289,000 in 2003 and $1,005,000 in 2002)     492     1,712
  Reclassification adjustment for (gains)losses
    realized in net income (net of tax expense(ben-
    efit) of $51,000 in 2003 and ($3,000) in 2002)  (88)        4
                                                 ______    ______

  Other comprehensive income                        404     1,716
                                                 ______    ______

Comprehensive income                             $2,915    $3,988
                                                 ======    ======





                                                 Six months ended
                                                     June 30,
                                                 ________________

                                                  2003      2002
                                                  ____      ____

Net income                                       $4,972    $4,296
                                                 ______    ______

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period (net of tax expense(benefit)
    of $395,000 in 2003 and $743,000 in 2002)       673     1,265
  Reclassification adjustment for gains
    realized in net income (net of tax expense(ben-
    efit) of $51,000 in 2003 and $12,000 in 2002)   (88)      (21)
                                                 ______    ______

  Other comprehensive income                        585     1,244
                                                 ______    ______

Comprehensive income                             $5,557    $5,540
                                                 ======    ======


      The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six months ended June 30, 2003 and 2002
                        (In thousands)
                          Unaudited)

                                                      2003      2002
                                                      ____      ____

Cash flows from operating activities:
  Net income                                        $ 4,972   $ 4,296
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                             135       150
  Depreciation, amortization and accretion, net         583       321
  Gain on sale of investment securities                (139)      (33)
  Gain on sale of premises and equipment                 (1)       (1)
  Change in accrued interest receivable                  55      (620)
  Change in other assets                               (577)     (633)
  Change in accounts payable and accrued liabilities     (7)    1,321
  Change in accrued interest payable                    (27)      (84)
                                                    _______   _______

     Net cash provided by operating activities        4,994     4,717
                                                    _______   _______

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                53,895    16,690
  Proceeds from maturities and sales of investment
     Securities available for sale                  144,146    27,816
  Purchases of investment securities
     held to maturity                              (114,012)  (36,286)
  Purchases of investment securities
     available for sale                             (87,467)  (37,438)
  Net change in loans                               (22,976)   (9,095)
  Purchases of premises and equipment                  (319)     (303)
  Sales of premises and equipment                         1         1
                                                    _______   _______

     Net cash used in investing activities          (26,732)  (38,615)
                                                    _______   _______
Cash flows from financing activities:
  Net change in deposits                             49,853    26,434
  Net change in securities sold under
     agreements to repurchase                         2,803    11,149
  Dividends paid                                     (1,739)   (1,553)
  Proceeds from issuance of stock                       377       416
  Purchase of treasury stock                              -       (40)
                                                    _______   _______

     Net cash provided by financing activities       51,294    36,406
                                                    _______   _______

Increase in cash and cash equivalents                29,556     2,508
Cash and cash equivalents at beginning of period     60,533    68,200
                                                    _______   _______

Cash and cash equivalents at end of period          $90,089   $70,708
                                                    =======   =======
Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                           $   989   $   863
                                                    =======   =======

  Income taxes paid                                 $ 2,136   $ 1,948
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2.  STOCK OPTIONS

The new disclosure requirements under SFAS No. 148 for interim financial statements are effective and were adopted by the Company on January 1, 2003. The following table provides the newly required disclosures for the three and six-month periods ended June 30, 2003 compared to the same periods in the prior year:

                                 Three Months Ended   Six Months Ended
                                      June 30,            June 30,
                                 __________________   ________________

                                    2003     2002      2003     2002
                                    ____     ____      ____     ____

                                        (Dollars in thousands)

Net income as reported             $2,511   $2,272    $4,972   $4,296

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects (1)                    (128)    (137)     (158)    (162)
                                   ______   ______    ______   ______

Pro forma net income               $2,383   $2,135    $4,814   $4,134
                                   ======   ======    ======   ======
Earnings per share, basic
   as reported                     $  .55   $  .50    $ 1.09   $  .95
Earnings per share, basic
   pro forma                       $  .52   $  .47    $ 1.05   $  .91

Earnings per share, diluted
   as reported                     $  .51   $  .48    $ 1.02   $  .91
Earnings per share, diluted
   pro forma                       $  .49   $  .45    $  .99   $  .87

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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                  Three Months Ended              Three Months Ended
                    June 30, 2003                   June 30, 2002
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $2,511      4,597      $.55      $2,272       4,536      $.50

Effect of
Dilutive
Options          -        315      (.04)          -         225      (.02)
            ______      _____      ____      ______       _____      ____

Diluted EPS $2,511      4,912      $.51      $2,272       4,761      $.48
            ======      =====      ====      ======       =====      ====


                   Six Months Ended                Six Months Ended
                    June 30, 2003                   June 30, 2002
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $4,972      4,584     $1.09      $4,296       4,530      $.95

Effect of
Dilutive
Options          -        300      (.07)          -         206      (.04)
            ______      _____      ____      ______       _____      ____

Diluted EPS $4,972      4,884     $1.02      $4,296       4,736      $.91
            ======      =====      ====      ======       =====      ====

Options to purchase 64,500 and 79,375 shares of common stock at $33.32 and $22.80 per share were outstanding at June 30, 2003 and June 30, 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $4.4 million as of June 30, 2003 as compared to $4.1 million as of December 31, 2002. Approximately $949,000 of the standby letters of credit outstanding at June 30, 2003 were issued subsequent to December 31, 2002 and are being carried at fair value. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


5.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003. The provisions of this statement are not expected to have a material effect on the financial statements of the Company.


In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of this statement amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement are not expected to have a material effect on the financial statements of the Company.


In December of 2002, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Bank continues to follow the intrinsic value method of accounting for stock-based compensation under the provision of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to the Bank. The Bank is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to provide additional disclosure in both annual and interim financial statements. The new disclosure requirements are included in Note 2.

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


On January 17, 2003, the FASB issued FAS Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of this interpretation will not have a material effect on the financial statements of the Company.

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

The Company's net income reported for the quarter ended June 30, 2003, was $2.51 million, an 11% increase over the quarter ended June 30, 2002 of $2.27 million. Basic and diluted earnings per share were $.55 and $.51, respectively, for the second quarter of 2003, as compared to $.50 and $.48, respectively, for the second quarter of 2002.

For the six months ended June 30, 2003, the Company's net income was $4.97 million, a 16% increase over the six months ended June 30, 2002 of $4.30 million. Basic and diluted earnings per share were $1.09 and $1.02, respectively, for the six months ended June 30, 2003 as compared to $.95 and $.91, respectively, for the six months ended June 30, 2002.

The Company's second quarter tax-equivalent net interest income increased
6% to $6.90 million, from $6.52 million in the corresponding quarter in 2002. The increase is due primarily to an increase in average earning assets of $136 million partially offset by a decrease in the net interest margin. The annualized net interest margin for the quarter ended June 30, 2003 was 3.96%. This compares to 4.66% for the quarter ended June 30, 2002. The decrease in the net interest margin is the result of the significant inflow of deposits, some of which are temporarily invested in short-term instruments. Tax equivalent net interest income for the six months ended June 30, 2003 increased 6% to $13.4 million. The net interest margin for the six months ended June 30, 2003 was 3.96%, as compared to 4.62% for the same period in 2002. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income for the second quarter of 2003 increased by $138,000, or 17%, and increased by $69,000, or 4%, for the first six months of 2003, from the corresponding periods of 2002. The increase in quarter activity is due to an increase in net gain on sale of investments of $146,000. The increase in year to date activity is primarily due to an increase in net gain on sale of investments of $106,000, partially offset by a decrease in account activity charges of $37,000.

Non-interest expenses for the second quarter 2003 increased $75,000, or 2%, from the same quarter in 2002, due to an increase in staff expenses of $48,000, legal and professional fees of $21,000 and insurance expense of $19,000, partially offset by a decrease in miscellaneous expense of $24,000. Expenses for the six months ended June 30, 2003 decreased $89,000, or 1%, from the six months ended June 30, 2002, due to decreases in data processing of $50,000, legal and professional of $52,000 and telephone and fax of $24,000, partially offset by increases in staff expenses of $22,000 and insurance of $36,000.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was $4.80 million at June 30, 2003, as compared with $4.75 million at December 31, 2002. For the six months ended June 30, 2003, the allowance for loan losses was increased with a provision for loan losses of $135,000 and decreased by approximately $91,000 in net charge-offs. For the six months ended June 30, 2002, the allowance was increased with a provision for loan losses of $150,000 and decreased by approximately $60,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.28% at June 30, 2003, from 1.35% at December 31, 2002. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $243.9 million, or 65%, of total loans was secured by non-residential real estate, and $78.2 million, or 21%, of total loans was secured by residential real estate as of June 30, 2003. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 2003.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $113 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of June 30, 2003.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $201.5 million of investment securities during the first six months of 2003, and loans increased by $23.0 million. Funding for the above came primarily from increases in deposits of $49.9 million, increases in securities sold under agreements to repurchase of $2.8 million and increases from proceeds from maturities and sales of investment securities of $198.0 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio").
Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite
1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.67%, 14.04%, and 7.52%, respectively, as of June 30, 2003.



FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including in particular the statements about the Company's plans, strategies and prospects. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results to be materially different from those set forth in these forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements are set forth below and elsewhere in this Quarterly Report on Form 10-Q. Such factors include, among others:

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at June 30, 2003.

               INTEREST RATE SENSITIVITY ANALYSIS
                     (Dollars in Thousands)

                                           Term to Repricing
                             ______________________________________________

                                                         Over 1 Year
                              90 Days  91-181   182-365  & Non-rate
                              or Less   Days      Days    Sensitive  Total
                              _______   ____      ____    _________  _____
Interest-earning assets:
   Federal funds sold         $52,609  $     -  $      -  $      - $ 52,609
   Investment securities       93,741   38,674    59,000    80,838  272,253
   Gross loans
     (excluding non-accrual)   75,854   32,739    58,879   206,627  374,099
                             ________  _______  ________  ________ ________
   Total interest-
     earning assets          $222,204  $71,413  $117,879  $287,465 $698,961
                             ========  =======  ========  ======== ========

Interest-bearing liabilities:
   Interest-bearing checking $      -  $21,499  $ 21,499  $ 42,997 $ 85,995
   Money market                     -   18,144    18,144    36,288   72,576
   Savings                          -        -         -    33,287   33,287
   Time deposits               62,403   51,822    86,514   128,255  328,994
   Borrowed funds              59,645        -         -         -   59,645
                             ________  _______  ________  ________ ________
   Total interest-bearing
     liabilities             $122,048  $91,465  $126,157  $240,827 $580,497
                             ========  =======  ========  ======== ========

Interest sensitivity gap     $100,156 ($20,052)($  8,278) $ 46,638 $118,464
                             ========  =======  ========  ======== ========

Cumulative gap               $100,156  $80,104  $ 71,826  $118,464
                             ========  =======  ========  ========

Cumulative ratio of interest-
   earning assets to interest-
   bearing liabilities           182%     138%      121%      120%
Cumulative gap as a percentage
   of total interest-
   earning assets               14.3%    11.5%     10.3%     16.9%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Savings have been allocated to the "over 1 year" category, and interest checking and money market, 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 2003, the Bank's simulation analysis projects a decrease to net interest income of .05%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 1.81%. These projected levels are within the Bank's policy limits.




ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report in timely alerting them as to material information relating to the Company (including its consolidated subsidiary) required to be included in this Quarterly Report.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                  PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 24, 2003, the Company held an annual meeting of the stockholders for holders of the Common Stock to vote on the following matters: (1) to elect eight persons to the Company's Board of Directors, and (2) to approve an amendment to the Company's Articles of Incorporation, as amended, to increase from 6,250,000 to 15,000,000 the number of authorized shares of Common Stock.

The following table sets forth the votes for and votes withheld with respect to the election of the directors:

         Director Nominee     Votes Cast For      Votes Withheld
         ________________     ______________      ______________

         Joseph W. Armaly        3,660,080           149,465
         Jack J. Partagas        3,711,931            97,614
         Cromwell A. Anderson    3,695,872           113,673
         Richard J. Bischoff     3,713,003            96,542
         Robert Namoff           3,722,221            87,324
         Sherman Simon           3,643,443           166,102
         Michael W. Sontag       3,722 221            87,324
         Martin Yelen            3,695,872           113,673

With respect to the approval of the amendment to the Company's Articles of Incorporation, as amended, in order to increase the number of authorized shares of Common Stock, 3,630,399 votes were cast for this matter, 169,975 votes were cast against this matter and there were 9,170 abstentions and 0 broker non-votes.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    31.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b) Reports on Form 8-K
    A Form 8-K was filed during the quarter ended June 30, 2003 to announce first quarter 2003 earnings for Commercial Bankshares, Inc. on April 16, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
   ____________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
August 13, 2003


By:/s/ Barbara E. Reed
   ___________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 13, 2003









                          EXHIBIT 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b.  [Intentionally omitted];

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

    d. Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Dated:  August 13, 2003                COMMERCIAL BANKSHARES, INC.


                                       /s/ Joseph W. Armaly
                                       ____________________

                                       Joseph W. Armaly
                                       Chief Executive Officer

                           EXHIBIT 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b.  [Intentionally omitted];

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on our evaluation; and

    d. Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  August 13, 2003                COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer

                          Exhibit 32.1


EXHIBIT 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc.,
(the "Company") on Form 10-Q for the quarter ended, June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Joseph W. Armaly
Chief Executive Officer
August 13, 2003


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                          Exhibit 32.2

EXHIBIT 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc.,
(the "Company") on Form 10-Q for the quarter ended, June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



/s/   Barbara E. Reed
_____________________

Barbara E. Reed
Chief Financial Officer
August 13, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

