Form 10-Q
period 2003-09-30
COMMERCIAL BANKSHARES INC
filed 2003-11-14
CIK 354562

04729


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2003

                               OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


                  Commission File Number 00-22246


                    COMMERCIAL BANKSHARES, INC.
 _________________________________________________________________

      (Exact name of Registrant as specified in its charter)



                FLORIDA                        65-0050176
   _________________________________      ____________________

    (State or other jurisdiction of          (IRS Employer
     incorporation or organization)        Identification No.)


    1550 S.W. 57th Avenue, Miami, Florida            33144
 ___________________________________________     ______________

   (Address of principal executive offices)        (Zip Code)


                          (305) 267-1200
         ____________________________________________________

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

Yes   X   No    .
    ____    ____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X   No    .
    ____    ____


CLASS                                       OUTSTANDING AT NOVEMBER 13, 2003
_____                                       ________________________________

COMMON STOCK, PAR VALUE $.08 PER SHARE      4,644,670 SHARES














                        TABLE OF CONTENTS



                 PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements                       1
          Condensed Consolidated Balance Sheets as of
             September 30, 2003 and December 31, 2002          1
          Condensed Consolidated Statements of Income
             for the Three and Nine Months Ended
             September 30, 2003 and 2002                       2
          Condensed Consolidated Statements of Comprehensive
             Income for the Three and Nine Months Ended
             September 30, 2003 and 2002                       3
          Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2003
             and 2002                                          4
          Notes To Condensed Consolidated Financial
             Statements                                        5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                 10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                         13

Item 4.   Controls and Procedures                             14



                  PART II.  OTHER INFORMATION

Item 5.   Other Information                                   15

Item 6.   Exhibits and Reports on Form 8-K                    15

          Signatures                                          15








                 PART I - FINANCIAL INFORMATION

                 ITEM I - FINANCIAL STATEMENTS

          COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2003 and December 31, 2002
           (Dollars in thousands, except share data)


                                                 9/30/2003  12/31/2002
                                                 _________  __________

                                                      (Unaudited)
Assets:
  Cash and due from banks                        $ 24,896    $ 31,108
  Federal funds sold                               23,965      29,425
                                                 ________    ________

     Total cash and cash equivalents               48,861      60,533

  Investment securities available for sale,
     at fair value (cost of $119,432 in 2003
     and $175,597 in 2002)                        126,129     182,831
  Investment securities held to maturity,
     at cost (fair value of $184,215 in 2003
     and $90,019 in 2002)                         189,289      88,307
  Loans, net                                      393,031     345,766
  Premises and equipment, net                      12,523      12,591
  Accrued interest receivable                       4,508       4,328
  Goodwill, net                                       253         253
  Other assets                                      3,905       3,915
                                                 ________    ________

     Total assets                                $778,499    $698,524
                                                 ========    ========

Liabilities and stockholders' equity:
  Deposits:
  Demand                                         $122,554    $ 99,018
  Interest-bearing checking                        83,117      81,978
  Money market accounts                            85,902      62,096
  Savings                                          32,049      28,633
  Time                                            330,277     309,501
                                                 ________    ________

     Total deposits                               653,899     581,226
                                                 ________    ________

  Securities sold under agreements
     to repurchase                                 55,411      53,705
  Accrued interest payable                            590         624
  Accounts payable and accrued liabilities          4,443       4,364
                                                 ________    ________

     Total liabilities                            714,343     639,919
                                                 ________    ________

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000 authorized
     shares, 5,084,691 issued (5,006,670 in 2002)     407         401
  Additional paid-in capital                       45,576      44,653
  Retained earnings                                20,564      15,603
  Accumulated other comprehensive income            4,377       4,716
  Treasury stock, 443,820 shares, at cost          (6,768)     (6,768)
                                                 ________    ________

     Total stockholders' equity                    64,156      58,605
                                                 ________    ________

     Total liabilities and stockholders' equity  $778,499    $698,524
                                                 ========    ========



        The accompanying notes are an integral part of these condensed consolidated financial statements


            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
  For the three and nine months ended September 30, 2003 and 2002
            (Dollars in thousands, except share data)
                           (Unaudited)

                                Three months ended    Nine months ended
                                   September 30,         September 30,
                                __________________    __________________

                                  2003        2002      2003       2002
                                  ____        ____      ____       ____

Interest income:
  Interest and fees on loans     $6,032     $6,294    $17,866    $19,065
  Interest on investment
     securities                   3,840      2,538     10,607      7,254
  Interest on federal funds sold    156        251        437        518
                                 ______     ______    _______    _______

     Total interest income       10,028      9,083     28,910     26,837
                                 ______     ______    _______    _______

Interest expense:
  Interest on deposits            2,710      2,663      8,254      7,873
  Interest on securities sold
     under agreements to
     repurchase                     168        273        558        762
                                 ______     ______    _______    _______

     Total interest expense       2,878      2,936      8,812      8,635
                                 ______     ______    _______    _______

     Net interest income          7,150      6,147     20,098     18,202
Provision for loan losses             -         20        135        170
                                 ______     ______    _______    _______
     Net interest income
     after provision              7,150      6,127     19,963     18,032
                                 ______     ______    _______    _______
Non-interest income:
  Service charges on deposit
     accounts                       636        655      1,902      1,969
  Other fees and service charges    136        133        439        425
  Securities gains                    -          -        139         33
                                 ______     ______    _______    _______

     Total non-interest income      772        788      2,480      2,427
                                 ______     ______    _______    _______
Non-interest expense:
  Salaries and employee benefits  2,593      2,239      7,290      6,914
  Occupancy                         336        320        942        939
  Data processing                   286        265        821        850
  Furniture and equipment           202        176        573        542
  Insurance                         104         86        305        252
  Stationery and supplies            59         65        188        196
  Administrative service charges     66         61        167        175
  Telephone and fax                  50         61        137        173
  Other                             369        221        974        874
                                 ______     ______    _______    _______

     Total non-interest expense   4,065      3,494     11,397     10,915
                                 ______     ______    _______    _______

Income before income taxes        3,857      3,421     11,046      9,544
Provision for income taxes        1,243      1,058      3,460      2,885
                                 ______     ______    _______    _______

     Net income                  $2,614     $2,363    $ 7,586    $ 6,659
                                 ======     ======    =======    =======
Earnings per common and common equivalent share:
     Basic                         $.57       $.52      $1.65      $1.47
     Diluted                       $.53       $.49      $1.56      $1.40

Weighted average number of shares
   and common equivalent shares:
     Basic                    4,623,986  4,548,989  4,597,527  4,536,623
     Diluted                  4,898,079  4,774,555  4,872,797  4,747,188


          The accompanying notes are an integral part of these condensed consolidated financial statements









            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 For the three and nine months ended September 30, 2003 and 2002
                         (In thousands)
                          (Unaudited)


                                                Three months ended
                                                   September 30,
                                                __________________

                                                  2003      2002
                                                  ____      ____

Net income                                       $2,614    $2,363

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period (net of tax
    (benefit)expense of ($543,000) in 2003
    and $694,000 in 2002)                          (924)    1,182
                                                 ______    ______

  Other comprehensive income                       (924)    1,182
                                                 ______    ______

Comprehensive income                             $1,690    $3,545
                                                 ======    ======



                                                 Nine months ended
                                                   September 30,
                                                 _________________

                                                   2003      2002
                                                   ____      ____

Net income                                       $7,586    $6,659

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period (net of tax
    (benefit)expense of ($147,000) in 2003
    and $1,437,000 in 2002)                        (251)    2,447
  Reclassification adjustment for gains
    realized in net income (net of tax (benefit)
    of ($51,000) in 2003 and ($12,000) in 2002)     (88)      (21)
                                                 ______    ______

  Other comprehensive income                       (339)    2,426
                                                 ______    ______

Comprehensive income                             $7,247    $9,085
                                                 ======    ======

        The accompanying notes are an integral part of these condensed consolidated financial statements

            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 2003 and 2002
                         (In thousands)
                           (Unaudited)

                                                      2003      2002
                                                      ____      ____
Cash flows from operating activities:
  Net income                                        $ 7,586   $ 6,659
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                             135       170
  Depreciation, amortization and accretion, net         841       420
  Gain on sale of investment securities                (139)      (33)
  Gain on sale of premises and equipment                 (1)       (1)
  Change in accrued interest receivable                (180)     (536)
  Change in other assets                                 10      (986)
  Change in accounts payable and accrued liabilities    266     2,762
  Change in accrued interest payable                    (34)      (69)
                                                    _______    ______

Net cash provided by operating activities             8,484     8,386
                                                    _______    ______

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                99,873    23,554
  Proceeds from maturities and sales of investment
     Securities available for sale                  163,235    57,113
  Purchases of investment securities
     held to maturity                              (156,007)  (71,286)
  Purchases of investment securities
     available for sale                            (152,158) (109,765)
  Net change in loans                               (47,400)    7,757
  Purchases of premises and equipment                  (394)     (466)
  Sales of premises and equipment                         1         1
                                                    _______   _______

     Net cash used in investing activities          (92,850)  (93,092)
                                                    _______   _______

Cash flows from financing activities:
  Net change in deposits                             72,673   107,158
  Net change in securities sold under
     agreements to repurchase                         1,706       446
  Dividends paid                                     (2,614)   (2,353)
  Proceeds from issuance of stock                       929       440
  Purchase of treasury stock                              -       (64)
                                                    _______   _______

     Net cash provided by financing activities       72,694   105,627
                                                    _______   _______

Increase in cash and cash equivalents               (11,672)   20,921
Cash and cash equivalents at beginning of period     60,533    68,200
                                                    _______   _______

Cash and cash equivalents at end of period          $48,861   $89,121
                                                    =======   =======
Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                           $ 1,471   $ 1,330
                                                    =======   =======

  Income taxes paid                                 $ 3,371   $ 3,058
                                                    =======   =======


      The accompanying notes are an integral part of these condensed consolidated financial statements


           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2002 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2.  STOCK OPTIONS

The new disclosure requirements under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" SFAS No. 148 for interim financial statements are effective and were adopted by the Company on January 1, 2003. The following table provides the newly required disclosures for the three and nine-month periods ended September 30, 2003 compared to the same periods in the prior year:

                                  Three Months Ended    Nine Months Ended
                                     September 30,        September 30,
                                  ___________________   _________________

                                   2003         2002      2003      2002
                                   ____         ____      ____      ____

                                           (Dollars in thousands)

Net income as reported            $2,614       $2,363    $7,586    $6,659

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects (1)                    (34)         (30)     (191)     (192)
                                  ______       ______    ______    ______

Pro forma net income              $2,580       $2,333    $7,395    $6,467
                                  ======       ======    ======    ======

Earnings per share, basic
   as reported                    $  .57       $  .52    $ 1.65    $ 1.47
Earnings per share, basic
   pro forma                      $  .56       $  .51    $ 1.61    $ 1.43
Earnings per share, diluted
   as reported                    $  .53       $  .49    $ 1.56    $ 1.40
Earnings per share, diluted
   pro forma                      $  .53       $  .49    $ 1.52    $ 1.36

(1) The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.

3.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock (basic earnings per share) and by the weighted average number of shares of common stock plus dilutive shares of common stock equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method.

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


             Three Months Ended              Three Months Ended
             September 30, 2003              September 30, 2002
      _______________________________   _______________________________

       Income      Shares   Per-Share    Income      Shares   Per-Share
     (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
      _________  ___________  ______    _________  ___________  ______

Basic EPS
       $2,614       4,624      $.57      $2,363       4,549      $.52

Effect of
Dilutive
Options
            -         274      (.04)          -         226      (.03)
       ______       _____      ____      ______       _____      ____

Diluted EPS
       $2,614       4,898      $.53      $2,363       4,775      $.49
       ======       =====      ====      ======       =====      ====



              Nine Months Ended                 Nine Months Ended
             September 30, 2003                September 30, 2002
      _______________________________   _______________________________

       Income      Shares   Per-Share    Income      Shares   Per-Share
     (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
      _________  ___________  ______    _________  ___________  ______

Basic EPS
        $7,586      4,598     $1.65      $6,659       4,537     $1.47

Effect of
Dilutive
Options
             -        275      (.09)          -         210      (.07)
        ______      _____     _____      ______       _____     _____

Diluted EPS
        $7,586      4,873     $1.56      $6,659       4,747     $1.40
        ======      =====     =====      ======       =====     =====

Options to purchase 64,500 and 79,375 shares of common stock at $33.32 and $22.80 per share were outstanding at September 30, 2003 and September 30, 2002, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.



4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $4.5 million as of September 30, 2003 as compared to $4.1 million as of December 31, 2002. Approximately $1.55 million of the standby letters of credit outstanding at September 30, 2003 were issued subsequent to December
31, 2002 and are being carried at fair value. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

5. SUBSEQUENT EVENT

On November 11, 2003 the Company's Board of Directors approved a five-for-four stock split of the Company's common stock. One additional share of common stock will be issued on January 2, 2004 for each four shares held by shareholders of record as of December 11, 2003.

The Company's pro forma earnings per common share, giving retroactive effect to the stock split, are as follows:

                            Three months ended       Nine Months Ended
                               September 30,           September 30,
                           ____________________    _____________________

                              2003       2002         2003        2002
                              ____       ____         ____        ____

Pro forma earnings per
  Common and common
  Equivalent share:
     Basic                    $.45       $.41        $1.32       $1.17
     Diluted                  $.43       $.39        $1.24       $1.12

Pro forma weighted average
  Number of shares and
  Common equivalent shares:
     Basic                 5,784,203  5,709,206    5,757,744   5,696,840
     Diluted               6,126,818  5,991,164    6,101,830   5,960,046


6.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, Financial Accounting Standard Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires than an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This statement is effective for financial instruments entered into or modified after May 31, 2003. The provisions of this statement did not have a material effect on the financial statements of the Company.


In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The provisions of this statement amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this statement did not have a material effect on the financial statements of the Company.


In December of 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS
No. 148 amends the disclosure requirements of FASB No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Bank continues to follow the intrinsic value method of accounting for stock-based compensation under the provision of Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to the Bank. The Bank is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to provide additional disclosure in both annual and interim financial statements. The new disclosure requirements are included in
Note 2.


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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of this interpretation are effective for reporting periods ending after December 15, 2003 and are not expected to have a material effect on the financial statements of the Company.

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


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2002

The Company's net income reported for the quarter ended September 30, 2003, was $2.61 million, an 11% increase over the quarter ended September 30, 2002 of $2.36 million. Basic and diluted earnings per share were $.57 and $.53, respectively, for the third quarter of 2003, as compared to $.52 and $.49, respectively, for the third quarter of 2002.

Results for the nine months ended September 30, 2003, showed net income of $7.59 million, a 14% increase over net income for the nine months ended September 30, 2002 of $6.66 million. Basic and diluted earnings per share were $1.65 and $1.56, respectively, for the nine months ended September 30, 2003 as compared to $1.47 and $1.40, respectively, for the nine months ended September 30, 2002.

The Company's third quarter tax-equivalent net interest income increased 16% to $7.4 million, from $6.4 million for the corresponding quarter in 2002. The increase is the result of growth in average earning assets, which have increased 20% to $715 million for the third quarter of 2003, as compared to $597 million for the third quarter of 2002. The tax-equivalent net interest yield for the quarter ended September 30, 2003 was 4.10%, as compared to 4.26% for the quarter ended September 30, 2002. The decrease in the net interest yield is due to the increase in interest-earning deposits, which were partially invested in short term, low yielding instruments during the quarter. Tax equivalent net interest income for the nine months ended September 30, 2003 increased 9% to $20.8 million, from the same nine month period one year ago. The net interest yield for the nine months ended September 30, 2003 was 4.01%, as compared to 4.49% for the same period in 2002. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $16,000, or 2%, for the third quarter of 2003 and increased by $53,000, or 2%, for the first nine months of 2003, as compared to the corresponding periods of 2002. The decrease in the third quarter is due to a decrease in service charges on deposit accounts. The increase in the nine months ended September 30, 2003 is due primarily to an increase in net gain on sale of investments of $106,000, partially offset by a decrease in service charges on deposit accounts of $67,000.

Non-interest expenses for the third quarter of 2003 increased $571,000, or 16%, from the same quarter in 2002, due to an increase in staff expenses of $354,000, legal and professional fees of $30,000, data processing expense of $21,000, advertising expense of $21,000, donation expense of $20,000 and miscellaneous charge-offs of $63,000 for charge-offs in 2002 of $46,000 and net recoveris in 2003 of $17,000. Expenses for the nine months ended September 30, 2003 increased $482,000, or 4%, from the nine months ended September 30, 2002, due to an increase in staff expense of $376,000, miscellaneous expense of $64,000, insurance expense of $53,000, and furniture and fixture expense of $31,000, partially offset by a decrease in telephone and fax expense of $36,000, data processing expense of $29,000, and legal and professional fees of $22,000.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was $4.80 million at September 30, 2003, as compared with $4.75 million at December 31, 2002. For the nine months ended September 30, 2003, the allowance for loan losses was increased with a provision for loan losses of $135,000 and decreased by approximately $90,000 in net charge-offs. For the nine months ended September 30, 2002, the allowance was increased with a provision for loan losses of $170,000 and decreased by approximately $62,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.20% at September 30, 2003, from 1.35% at December 31, 2002. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $265.6 million, or 67%, of total loans was secured by non-residential real estate, and $79.5 million, or 20%, of total loans was secured by residential real estate as of September 30, 2003. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at September 30, 2003.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $116 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of September 30, 2003.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $308 million of investment securities during the first nine months of 2003, and loans increased by $47.4 million. Funding for the above came primarily from increases in deposits of $72.7 million and increases from proceeds from maturities and sales of investment securities of $263 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.46%, 13.78%, and 7.63%, respectively, as of September 30, 2003.



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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 2003.

               INTEREST RATE SENSITIVITY ANALYSIS
                      (Dollars in Thousands)

                                       Term to Repricing
                         ______________________________________________

                                                      Over 1 Year
                          90 Days   91-181   182-365   & Non-rate
                          or Less    Days      Days    Sensitive  Total
                         ________ ________  ________  ________ ________
Interest-earning assets:
  Federal funds sold     $ 23,965 $      -  $      -  $      - $ 23,965
  Investment securities   122,665   46,807    67,501    75,065  312,038
  Gross loans
   (excluding non-accrual) 91,377   45,450  _ 36,640   225,147  398,614
                         ________ ________  ________  ________ ________
   Total interest-
     earning assets      $238,007 $ 92,257  $104,141  $300,212 $734,617
                         ======== ========  ========  ======== ========

Interest-bearing liabilities:
  Interest-bearing
   checking              $      - $ 20,779  $ 20,779  $ 41,559 $ 83,117
  Money market                  -   21,476    21,476    42,950   85,902
  Savings                       -    8,012     8,012    16,025   32,049
  Time deposits            67,674   66,441    89,010   107,152  330,277
  Borrowed funds           59,200        -         -         -   59,200
                         ________ ________  ________  ________ ________
  Total interest-bearing
    liabilities          $126,874 $116,708  $139,277  $207,686 $590,545
                         ======== ========  ========  ======== ========

Interest sensitivity gap $111,133($ 24,451)($ 35,136) $ 92,526 $144,072
                         ======== ========  ========  ======== ========

Cumulative gap           $111,133 $ 86,682  $ 51,546  $144,072
                         ======== ========  ========  ========

Cumulative ratio of interest-
  earning assets to interest-
  bearing liabilities        188%     136%      113%      124%
Cumulative gap as a percentage
  of total interest-
  earning assets            15.1%    11.8%      7.0%     19.6%



Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Interest checking, savings and money market accounts have been allocated 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2003, the Bank's simulation analysis projects an increase to net interest income of .07%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by .41%. These projected levels are within the Bank's policy limits.




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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.






                    PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

On November 13, 2003 Commercial Bankshares, Inc. announced that its Board of Directors had approved a 5-for-4 stock split of the Company's common shares, as further discussed in the attached Exhibit 99.1 and in Footnote 5 to the Condensed Consolidated Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    31.1 Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    99.1 Press Release of Commercial Bankshares, Inc. dated November
         13, 2003.


(b) Reports on Form 8-K

    A Form 8-K was filed on July 17, 2003 to announce second quarter 2003 earnings for Commercial Bankshares, Inc.

    A Form 8-K was filed on July 18, 2003 to issue a second quarter 2003 financial statement brochure for Commercial Bankshares, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
_______________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
November 14, 2003


By:/s/ Barbara E. Reed
______________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
November 14, 2003




                          EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 15A-14(A) OR 15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) [Intentionally omitted];

    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

    d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Dated:  November 14, 2003              COMMERCIAL BANKSHARES, INC.


                                       /s/ Joseph W. Armaly
                                       _______________________

                                       Joseph W. Armaly
                                       Chief Executive Officer


                           EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 15A-14(A) OR 15D-14(A) OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    e. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    f. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Dated:  November 14, 2003              COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer



                           EXHIBIT 32.1


Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Joseph W. Armaly
Chief Executive Officer
November 14, 2003


The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                           EXHIBIT 32.2

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



/s/   Barbara E. Reed
_______________________

Barbara E. Reed
Chief Financial Officer
November 14, 2003

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


                                  EXHIBIT 99.1


PRESS RELEASE OF COMMERCIAL BANKSHARES, INC. DATED NOVEMBER 13, 2003


                       COMMERCIAL BANKSHARES, INC.
                      DECLARES 5-FOR-4 STOCK SPLIT,
                  FOURTH QUARTER REGULAR CASH DIVIDEND
                       AND SPECIAL CASH DIVIDEND


MIAMI, FL - Miami-based Commercial Bankshares, Inc. (NASDAQ: CLBK), parent company of Commercial Bank of Florida, today announced that its Board of Directors has approved a 5-for-4 stock split of the Company's common shares. One additional share of common stock will be issued on January 2, 2004 for each four shares held by shareholders of record as of December 11, 2003.

Additionally, the Company's Board of Directors announced a regular cash dividend in the amount of $.16 per common share and a special cash dividend in the amount of $.05 per share. The cash dividends are payable on January
2, 2004 to shareholders of record as of December 12, 2003. The cash dividends will be paid on newly issued shares from the stock split.

Commercial Bankshares, Inc. is the parent company of Commercial Bank of Florida, a $780 million, state chartered, FDIC insured commercial bank and a member of the Federal Reserve. The Bank operates 14 branches in Miami-Dade and Broward Counties, Florida. The Company's stock is traded on Nasdaq under the symbol CLBK.


