Form 10-K
period 2003-12-31
COMMERCIAL BANKSHARES INC
filed 2004-03-15
CIK 354562

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                              Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended   December 31, 2003
                                _________________


                                OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______


                  Commission file number  33-67254

                     Commercial Bankshares, Inc.
      ______________________________________________________
      (Exact name of registrant as specified in its charter)

             Florida                            65-0050176
______________________________________   _________________________
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)

 1550 S.W. 57th Avenue, Miami, Florida            33144
________________________________________     _________________
(Address of principal executive offices)        (Zip Code)

                           (305) 267-1200
       _______________________________________________________
         (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes  X   No
                                               ___     ___

As of March 8, 2004, 5,892,876 shares of the common voting stock were issued and outstanding, with an aggregate market value of $159 million, based on the closing price on the NASDAQ market.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2003 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 2004 are incorporated by reference into Part III.






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

Part II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
              Securities........... ..................................8
  Item 6.     Selected Financial Data.................................8
  Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................8
  Item 7A.    Quantitative and Qualitative Disclosures About Market
              Risk....................................................8
  Item 8.     Financial Statements and Supplementary Data.............8
  Item 9.     Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.....................8
  Item 9A.    Controls and Procedures.................................8

Part III
  Item 10.    Directors and Executive Officers of the Registrant......9
  Item 11.    Executive Compensation..................................9
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and  Related Stockholder Matters.............9
  Item 13.    Certain Relationships and Related Transactions..........9
  Item 14.    Principal Accountant Fees and Services .................9

Part IV
  Item 15.    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K ...............................................9

Signatures...........................................................12

Exhibit 21.1  Subsidiaries of Commercial Bankshares, Inc.............13

Exhibit 23.1  Consent of Independent Certified Public Accountants....13

Exhibit 31.1  Certification of Chief Executive Officer Pursuant to
              Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of
              the Sarbanes-Oxley Act of 2002.........................14

Exhibit 31.2  Certification of Chief Financial Officer Pursuant to
              Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the
              Sarbanes-Oxley Act of 2002.............................15

Exhibit 32.1  Certification of Chief Executive Officer Pursuant to
              Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the
              Sarbanes-Oxley Act of 2002.............................16

Exhibit 32.2  Certification of Chief Financial Officer Pursuant to
              Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the
              Sarbanes-Oxley Act of 2002.............................16






                                 PART I


Item 1.  Business.


Commercial Bankshares, Inc.

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

     Deposit products include certificates of deposit, individual retirement accounts ("IRAs") and other time deposits, checking and other demand deposit accounts, NOW accounts, savings accounts and money market accounts. The transaction accounts and time certificates are tailored to the principal market areas at rates competitive to those in the area. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum limits permitted by law. The Bank solicits these accounts from small businesses, professional firms, and households located throughout its primary market area.

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


Employees


     At December 31, 2003, the Company and the Bank together employed 194 employees, of whom three are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


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


Competition


     Competition in the banking and financial services industry is intense. In its primary market areas, the Bank competes with other commercial banks, savings institutions, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. Most of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services, that the Bank does not provide at this time. In addition many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern the Bank and the Company. The profitability of the Company depends upon the Bank's ability to compete in its market areas.


Available Information


     A copy of the Company's Annual Report on Form 10-K along with copies of the Company's other periodic reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge (absent exhibits) from the Company upon written request to Barbara E. Reed, Commercial Bankshares, Inc. 1550 Southwest 57th Avenue Miami, Florida 33144. Copies of such reports are available via the Company's website.


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


Capital Adequacy Guidelines for Bank Holding Companies


     The Company is subject to certain FRB risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2003 and 2002, the Company's total risk-based capital ratios were 13.87% and 14.62%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2003 and 2002, the Company's leverage ratios were 7.78% and 7.66%, respectively.


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


Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")


     Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized."
A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2003, the Bank met the definition of a "well capitalized" institution.

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

     The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001. These provisions are required for banks over $500 million in assets and require that the Bank document and test its internal control structure and report on it on an annual basis. As of December 31, 2003, the complied with all applicable sections of the regulation and reported as required in 2003.


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


Recently Enacted Legislation

     The Sarbanes-Oxley Act of 2002 (the "SOX Act") was signed into law on July 30, 2002 and comprised the most comprehensive reform of the securities acts since the 1930's. The SOX Act reaffirms the authority of the Securities and Exchange Commission ("SEC") with the goal of restoring investor confidence. Some of the rules the SEC has implemented require:

         * both the Chief Executive Officer and Chief Financial Officer to certify that disclosure of all material information is included in both quarterly and annual reports;

         * that the Company adopt a code of ethics;

         * that the Audit Committee have substantial financial expertise, among other requirements relating to the Audit Committee;

         * that Management's Discussion and Analysis of Financial
           Condition and Results of Operations, or MD&A, contained in public filings, fully disclose off-balance sheet arrangements and aggregate contractual obligations; and

         * fixes retention periods of records relevant to audits and reviews.


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


Item 2.  Properties.


     The Company occupies offices in a building located at 1550 S.W. 57th Avenue, Miami, Florida. This building also serves as the Bank's main office. Both the building and the 81,400 square foot parcel of commercial property on which it is situated, are owned by the Bank. The Bank's and the Company's offices occupy the entire 24,228 square foot building. Management believes that this location provides sufficient parking for its customers as well as visibility from S.W. 57th Avenue, a major thoroughfare.

     The Bank owns ten of its fourteen full-service branches and leases the remaining four offices, all of which branches are located in Miami-
Dade County or Broward County, Florida.   Additional information
relating to the Company's lease commitments is set forth in Note 4 on page 29 in the Company's 2003 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.


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


Item 4.  Submission of Matters to a Vote of Security Holders.


     Not applicable.



                                   PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


     Information required to be reported under this item is set forth on pages 13 and 14 of the Company's 2003 Annual Report and on page 8 of the Company's 2004 Proxy Statement and is incorporated herein by reference.


Item 6.  Selected Financial Data.


     Information required to be reported under this item is set forth on pages 2 and 3 of the Company's 2003 Annual Report and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Information required to be reported under this item is set forth on pages 4 through 17 of the Company's 2003 Annual Report and is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.


     Information required to be reported under this item is set forth on pages 15 and 16 of the Company's 2003 Annual Report under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.


     The information required to be reported under this item is set forth on pages 18 through 38 of the Company's 2003 Annual Report and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


     Not applicable.


Item 9A. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

     The Company has carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report in timely alerting them as to material information relating to the Company (including its consolidated subsidiary) required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

(b)  Changes in Internal Control Over Financial Reporting

     There have been no significant changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant.

     The Company has adopted a Code of Ethics that applies to the Company's Chairman and Chief Executive Officer, the Chief Financial Officer and Controller. The Code of Ethics is available on the Company's website at www.commercialbankfl.com.

     Additional information required to be reported under this item is set forth on pages 2, 4, 6 and 20 of the Company's 2004 Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.


     Information required to be reported under this item is set forth on page 4 and pages 6 through 12 of the Company's 2004 Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     Information required to be reported under this item is set forth on page 8 and pages 18 through 20 of the Company's 2004 Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.


     Information required to be reported under this item is set forth on page 21 of the Company's 2004 Proxy Statement and is incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services.

     Information required to be submitted under this item is set forth on page 20 of the Company's 2004 Proxy Statement and is incorporated herein by reference.



                               PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

   (a)    The following documents are filed as part of this report:

    1.    Financial Statements:

          Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company's financial statements contained in the Company's 2003 Annual Report attached as Exhibit 13.1 to this report.

    2.    Financial Statement Schedules:

          All schedules are omitted because they are not applicable or the required information is contained in the Company's financial statements or the notes thereto.

    3.    Exhibits

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


   10.2 Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 of the Registration Statement.

   10.3* Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Joseph W. Armaly, dated
          March 18, 1994 and amended and restated on December 18, 1998. Incorporated by reference to Exhibit 10.3 that accompanies the 1998 Annual Report on Form 10-K.

   10.4* Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Jack J. Partagas, dated
          March 18, 1994 and amended and restated on December 18, 1998. Incorporated by reference to Exhibit 10.4 that accompanies the 1998 Annual Report on Form 10-K.

   10.5* Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated February 5, 1997. Incorporated by reference to Exhibit 10.5 that accompanies the 1996 Annual Report on Form 10-K.

   10.6* Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated December 18, 1998. Incorporated by reference to Exhibit 10.6 that accompanies the 1998 Annual Report on Form 10-K.

   10.7* Commercial Bankshares, Inc., 1994 Outside Director Stock Option Plan, effective as of March 18, 1994. Incorporated by reference to Exhibit 10.7 that accompanies the 1993 Annual Report on Form 10-KSB.

   10.8* Commercial Bankshares, Inc., 1994 Performance Stock Option Plan, adopted March 18, 1994, effective April 1, 1994.
          Incorporated by reference to Exhibit 10.8 that accompanies the 1993 Annual Report on Form 10-KSB.

   10.10 Standard Office Building Lease, dated December 10, 1996, between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant). Incorporated by reference to Exhibit 10.12 that accompanies the 1997 Annual Report on Form 10-K.

   10.11* Commercial Bankshares, Inc., Amendment to 1994 Outside Director
          Stock Option Plan, dated January 15, 1999. Incorporated by reference to Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

   10.12* Commercial Bankshares, Inc., Amendment to 1994 Performance
          Stock Option Plan dated January 15, 1999. Incorporated by reference to Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

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

   10.16 Commercial Bankshares, Inc., Standard Office Building Lease between HFJ, LLC, as beneficiary of the KLS Flamingo Land Trust (Landlord) and Commercial Bank of Florida (Tenant), dated 10/30/2002. Incorporated by reference to Exhibit
          10.16 that accompanies the 2002 Annual Report on Form 10-K.

   11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 31 of the 2003 Annual Report and is incorporated herein by reference.

   13.1** 2003 Annual Report to Shareholders of Commercial Bankshares,
          Inc.

   21.1   Subsidiaries of the Company (filed herewith).


   23.1   Consent of PricewaterhouseCoopers LLP (filed herewith).

   31.1 Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    * Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

   ** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K.


                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
________________________


Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
March 15, 2004


By:/s/ Barbara E. Reed
_______________________


Barbara E. Reed
Senior Vice President and Chief Financial Officer
March 15, 2004



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                     Date
      _________                             _____                     ____



By:/s/ Joseph W. Armaly          Chairman of the Board           March 15, 2004
____________________________     and Chief Executive Officer
                                 (Principal Executive Officer)



By:/s/ Jack J. Partagas          President,                      March 15, 2004
____________________________     Chief Operating Officer,
                                 and Director



By:/s/ Barbara E. Reed           Senior Vice President           March 15, 2004
____________________________     and Chief Financial Officer



By:/s/ Cromwell A. Anderson      Director                        March 15, 2004
____________________________



By:/s/ Robert Namoff             Director                        March 15, 2004
____________________________



By:/s/ Sherman Simon             Director                        March 15, 2004
____________________________



By:/s/ Michael W. Sontag         Director                        March 15, 2004
____________________________



By:/s/ Martin Yelen              Director                        March 15, 2004
____________________________



                                 Exhibit 21.1

Subsidiaries of Commercial Bankshares, Inc.:

Commercial Bank of Florida, a Florida chartered banking corporation
(100%)









                                 Exhibit 23.1

Consent of Independent Certified Public Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8/S-3 (No. 333-11295 and No. 33-96606) of Commercial Bankshares, Inc. of our report dated March 5, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Miami, Florida
March 15, 2004








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

       b)  [Reserved.]

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  March 15, 2004                 COMMERCIAL BANKSHARES, INC.


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

       b)  [Reserved.]

       c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  March 15, 2004                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________


                                       Barbara E. Reed
                                       Chief Financial Officer


                                Exhibit 32.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

     Joseph W. Armaly
     Chief Executive Officer
     March 15, 2004


The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.






                               Exhibit 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To
Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


     Barbara E. Reed
     Chief Financial Officer
     March 15, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


