Form 10-Q
period 2004-03-31
COMMERCIAL BANKSHARES INC
filed 2004-05-10
CIK 354562

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2004

                               OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


                   Commission File Number 00-22246


                     COMMERCIAL BANKSHARES, INC.
        ______________________________________________________

        (Exact name of Registrant as specified in its charter)


                  FLORIDA                      65-0050176
      ________________________________    ____________________

      (State or other jurisdiction of        (IRS Employer
       incorporation or organization)      Identification No.)


       1550 S.W. 57th Avenue, Miami, Florida       33144
     _________________________________________   __________

      (Address of principal executive offices)   (Zip Code)


                             (305) 267-1200
         ______________________________________________________

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

     On May 7, 2004 there were 5,920,417 shares of common stock (par value $.08 per share) outstanding.





                              TABLE OF CONTENTS


Description                                                         Page No.
___________                                                         ________

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements                                       1

             Condensed Consolidated Balance Sheets as of
             March 31, 2004 and December 31, 2003                       1

             Condensed Consolidated Statements of Income
             for the Three Months Ended March 31, 2004 and 2003         2

             Condensed Consolidated Statements of Comprehensive
             Income for the Three Months Ended March 31, 2004
             and 2003                                                   3

             Condensed Consolidated Statements of Cash Flows for
             the Three Months Ended March 31, 2004 and 2003             4

             Notes To Condensed Consolidated Financial Statements       5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        9

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                               12

   Item 4.   Controls and Procedures                                   13



PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                          14

   Signatures                                                          14

   Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







                        PART I - FINANCIAL INFORMATION

                         ITEM I - FINANCIAL STATEMENTS

                  COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2004 and December 31, 2003
                   (Dollars in thousands, except share data)


                                                      3/31/2004  12/31/2003
                                                      _________  __________

Assets:                                              (Unaudited)
  Cash and due from banks                             $ 46,454    $ 30,569
  Federal funds sold                                    63,376      29,382
                                                      ________    ________

     Total cash and cash equivalents                   109,830      59,951

  Investment securities available for sale,
     at fair value (cost of $115,750 in 2004
     and $103,206 in 2003)                             124,002     110,096
  Investment securities held to maturity,
     at cost (fair value of $167,613 in 2004
     and $179,559 in 2003)                             168,337     185,781
  Loans, net                                           422,443     408,100
  Premises and equipment, net                           12,488      12,420
  Accrued interest receivable                            4,276       5,959
  Goodwill, net                                            253         253
  Other assets                                           3,590       3,619
                                                      ________    ________

      Total assets                                    $845,219    $786,179
                                                      ========    ========
Liabilities and stockholders' equity:
  Deposits:
    Demand                                            $131,372    $117,893
    Interest-bearing checking                           92,404      87,918
    Money market accounts                               77,916      72,218
    Savings                                             33,486      32,240
    Time                                               357,252     344,520
                                                      ________    ________

      Total deposits                                   692,430     654,789

  Securities sold under agreements to repurchase        76,561      60,210
  Accrued interest payable                                 606         618
  Accounts payable and accrued liabilities               5,686       4,464
                                                      ________    ________

      Total liabilities                                775,283     720,081

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000 authorized
     shares, 6,461,981 issued (6,390,242 in 2003)          517         511
  Additional paid-in capital                            47,031      45,818
  Retained earnings                                     23,800      22,037
  Accumulated other comprehensive income                 5,356       4,500
  Treasury stock, 554,775 shares, at cost               (6,768)     (6,768)
                                                      ________    ________

      Total stockholders' equity                        69,936      66,098
                                                      ________    ________

      Total liabilities and stockholders' equity      $845,219    $786,179
                                                      ========    ========


            The accompanying notes are an integral part of these
                 condensed consolidated financial statements

                 COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended March 31, 2004 and 2003
                 (Dollars in thousands, except share data)
                               (Unaudited)

                                                  Three months ended
                                                       March 31,
                                                  __________________

                                                    2004       2003
                                                    ____       ____
Interest income:
  Interest and fees on loans                       $6,456     $5,836
  Interest on investment securities                 3,734      3,278
  Interest on federal funds sold                      134        127
                                                   ______     ______

     Total interest income                         10,324      9,241

Interest expense:
  Interest on deposits                              2,713      2,762
  Interest on securities sold under
   agreements to repurchase                           164        190
                                                   ______     ______

     Total interest expense                         2,877      2,952
                                                   ______     ______

     Net interest income                            7,447      6,289
Provision for loan losses                              15          -
                                                   ______     ______

     Net interest income after provision            7,432      6,289
                                                   ______     ______

Non-interest income:
  Service charges on deposit accounts                 584        633
  Other fees and service charges                      130        146
  Securities gains, net                                 -          -
                                                   ______     ______

     Total non-interest income                        714        779
                                                   ______     ______

Non-interest expense:
  Salaries and employee benefits                    2,648      2,332
  Occupancy                                           312        294
  Data processing                                     299        257
  Furniture and equipment                             197        185
  Insurance                                           102         97
  Professional fees                                   125         (3)
  Stationery and supplies                              68         60
  Administrative service charges                       61         46
  Telephone                                            10         41
  Other                                               305        262
                                                   ______     ______

     Total non-interest expense                     4,127      3,571
                                                   ______     ______

     Income before income taxes                     4,019      3,497
Provision for income taxes                          1,314      1,036
                                                   ______     ______

     Net income                                    $2,705     $2,461
                                                   ======     ======

Earnings per common and common equivalent share:
     Basic                                           $.46       $.43
     Diluted                                         $.44       $.40

Weighted average number of shares
   and common equivalent shares:
     Basic                                      5,876,224  5,710,710
     Diluted                                    6,182,523  6,089,826


          The accompanying notes are an integral part of these condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
           For the three months ended March 31, 2004 and 2003
                            (In thousands)
                             (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                       __________________

                                                         2004      2003
                                                         ____      ____

Net income                                              $2,705    $2,461
                                                        ______    ______

Other comprehensive income, net of tax:
  Unrealized holding gains arising
    during the period (net of tax expense of
    $503,000 in 2004 and $106,000 in 2003                  856       181
                                                        ______    ______

  Other comprehensive income                               856       181
                                                        ______    ______

Comprehensive income                                    $3,561    $2,642
                                                        ======    ======












           The accompanying notes are an integral part of these condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 2004 and 2003
                            (In thousands)
                             (Unaudited)

                                                           2004      2003
                                                           ____      ____
Cash flows from operating activities:
  Net income                                             $ 2,705   $ 2,461
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                                   15         -
  Depreciation, amortization and accretion, net              183       244
  Gain on sale of premises and equipment                       -        (1)
  Change in accrued interest receivable                    1,683       300
  Change in other assets                                      29        12
  Change in accounts payable and accrued liabilities       1,319       731
  Change in accrued interest payable                         (12)      (17)
                                                        ________   _______

     Net cash provided by operating activities             5,922     3,730

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                     17,445    26,451
  Proceeds from maturities of investment
     Securities available for sale                        19,535    69,478
  Purchases of investment securities
     held to maturity                                          -   (43,562)
  Purchases of investment securities
     available for sale                                  (32,097)  (58,280)
  Net change in loans                                    (14,358)   (7,897)
  Purchases of premises and equipment                       (235)     (125)
  Sales of premises and equipment                              -         1
     Net cash used in investing activities                (9,710)  (13,934)
Cash flows from financing activities:
  Net change in deposits                                  37,641    32,821
  Net change in securities sold under
     agreements to repurchase                             16,351     3,981
  Dividends paid                                          (1,229)     (870)
  Proceeds from issuance of stock                            904       154
                                                        ________   _______

     Net cash provided by financing activities            53,667    36,086
                                                        ________   _______

Increase in cash and cash equivalents                     49,879    25,882
Cash and cash equivalents at beginning of period          59,951    60,533
                                                        ________   _______

Cash and cash equivalents at end of period              $109,830   $86,415
                                                        ========   =======

Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                               $    866   $   514
                                                        ========   =======

  Income taxes paid                                     $      -   $ 1,216
                                                        ========   =======


             The accompanying notes are an integral part of these
                condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2003 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2.  STOCK OPTIONS

The new disclosure requirements under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure an amendment of FASB Statement No. 123" for interim financial statements are effective and were adopted by the Company on January 1, 2003. See Note 5 for a discussion of SFAS No. 148, which requires disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards.

The following table provides the newly required disclosures for the three month period ended March 31, 2004 compared to the same period in the prior year:

                                            Three Months Ended
                                                 March 31,
                                            ___________________

                                             2004         2003
                                             ____         ____

                                           (Dollars in thousands)

Net income as reported                      $2,705       $2,461

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects (1)               (46)         (30)
                                            ______       ______

Pro forma net income                        $2,659       $2,431
                                            ======       ======

Earnings per share, basic
   as reported                              $  .46       $  .43
Earnings per share, basic
   pro forma                                $  .45       $  .43
Earnings per share, diluted
   as reported                              $  .44       $  .40
Earnings per share, diluted
   pro forma                                $  .43       $  .40

(1) The fair value of each option has been estimated on the date of the grant using the Black Scholes option pricing model.


3.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock (basic earnings per share) and by the weighted average number of shares of common stock plus dilutive shares of common stock equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. Per share data and weighted average shares outstanding have been adjusted for the three months ended March 31, 2003 for the five-for-four stock split which was effective on January 2, 2004.

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (in thousands, except per share amounts):


                 Three Months Ended              Three Months Ended
                   March 31, 2004                  March 31, 2003
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______


Basic EPS   $2,705      5,876      $.46      $2,461       5,711      $.43

Effect of
Dilutive
Options          -        307      (.02)          -         379      (.03)
            ______      _____      ____      ______       _____      ____

Diluted EPS $2,705      6,183      $.44      $2,461       6,090      $.40
            ======      =====      ====      ======       =====      ====


4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $4.8 million as of March 31, 2004 as compared to $4.4 million as of December 31, 2003. Approximately $1.0 million of the standby letters of credit outstanding at March 31, 2004 were issued subsequent to December 31, 2003 and are being carried at fair value. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


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


In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure an amendment of FASB Statement No. 123". Under SFAS No. 148, alternative methods of transition are provided for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB No. 123, "Accounting for Stock Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Bank continues to follow the intrinsic value method of accounting for stock-based compensation under the provision of Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees". Accordingly, the alternative methods of transition for the fair value based method of accounting for stock-based employee compensation provided by SFAS No. 148 do not apply to the Bank. The Bank is required under the provisions of SFAS No. 148 amending SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to provide additional disclosure in both annual and interim financial statements. The new disclosure requirements are included in Note 2.

In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others", which is being superseded. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Although applicable to the Bank, FIN 45 has not had a significant impact on its consolidated financial condition or results of operations.

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


               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2003 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2003

The Company's net income reported for the three months ended March 31, 2004, was $2.70 million, a 10% increase over the three months ended March 31, 2003 of $2.46 million. Basic and diluted earnings per share were $.46 and $.44, respectively, for the three months ended March 31, 2004, as compared to $.43 and $.40, respectively, for the three months ended March 31, 2003.

The Company's first quarter tax-equivalent net interest income increased 18% to $7.7 million, from $6.5 million for the corresponding quarter in 2003.
The increase is the result of growth in average earning assets, which have increased 12% to $748 million for the first quarter of 2004, as compared to $669 million for the first quarter of 2003. It is also the result of a higher net interest yield. The tax-equivalent net interest yield for the three months ended March 31, 2004 was 4.14%, as compared to 3.97% for the same period in 2003. The increase in the net interest yield is the result of an increase in loans and a reduction in the cost of funds. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $65,000, or 8%, for the first quarter of 2004, as compared to the corresponding period in 2003. The decrease in the first quarter is due to a decrease in service charges on deposit accounts of $49,000 and non-recurring income in 2003 of $19,000 for real estate tax reductions and other credits.

Non-interest expenses for the first three months of 2004 increased $556,000, or 16%, from the first three months of 2003, due primarily to an increase in staff expenses, professional fees and data processing expense. Staff expenses increased by $316,000, or 14%, due to an increase in the number of officers, and increase in medical expense of $30,000 and normal salary increases. Professional fees increased by $129,000 in 2004 due to several SEC filings including the 2004 Employee and Outside Director Stock Option Plans and an S-8, and legal matters in the normal course of business. No legal expenses were incurred in the first quarter of 2003 due to sufficient accruals in 2002 to cover all year-end related work and no special legal projects during the period. Data processing expense increased by $42,000, or 16%, due to increases from our service provider for new platforms, increased number of accounts processed and regular contractual increases.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was $5.02 million at March 31, 2004, as compared with $4.87 million at December 31, 2003. For the three months ended March 31, 2004, the allowance for loan losses was increased with a provision for loan losses of $15,000 and increased by approximately $130,000 in net recoveries. For the three months ended March 31, 2003, the allowance was decreased by approximately $90,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.17% at March 31, 2004, from 1.18% at December 31, 2003. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $280.5 million, or 66%, of total loans was secured by non-residential real estate, and $91.3 million, or 21%, of total loans was secured by residential real estate as of March 31, 2004. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at March 31, 2004.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs.
The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $126 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of March 31, 2004.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $32.1 million of investment securities during the first three months of 2004, and loans increased by $14.4 million. Funding for the above came from increases in deposits of $37.6 million, an increase in securities sold under agreements to repurchase of $16.4 million and increases from proceeds of maturities of investment securities of $37.0 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least

3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.48%, 13.79%, and 7.59%, respectively, as of March 31, 2004.

The Company's critical accounting policies are disclosed on page 16 of its 2003 Annual Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, which report is filed with the Annual Report on Form 10-K for the year ended December 31, 2003. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to valuation of the loan portfolio. Since the date of the 2003 Annual Report, there have been no material changes to the Company's critical accounting policies.


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's expectations and beliefs concerning future events. The actual results of the Company could differ materially from those indicated by the forward-looking statement because of various risks and uncertainties, including, without limitation, the Company's effective and timely initiation and development of new client relationships, the maintenance of existing client relationships and programs, the recruitment and retention of qualified personnel, possible or proposed products, branch offices, or strategic plans, the ability to increase sales of Company products and to increase deposits, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in management's estimate of the adequacy of the allowance for loan losses, changes in the overall mix of the Company's loan and deposit products, the impact of repricing and competitors' pricing initiatives on loan and deposit products as well as other changes in competition, the extent of defaults, the extent of losses given such defaults, the amount of lost interest income that may result in the event of a severe recession, the status of the national economy and the South Florida economy in particular, the impact that changing interest rates have on the Company's net interest margin, changes in governmental rules and regulations applicable to the Company and other risks in the Company's filings with the Securities and Exchange commission. The Company cautions that its discussion of these matters is further qualified, as these risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2004.

                    INTEREST RATE SENSITIVITY ANALYSIS
                          (Dollars in Thousands)

                                           Term to Repricing
                                           _________________

                                                           Over 1 Year
                              90 Days    91-181   182-365  & Non-rate
                              or Less     Days      Days    Sensitive  Total
                             ________  ________  ________  ________  ________
Interest-earning assets:
   Federal funds sold        $ 63,376  $      -  $      -  $      -  $ 63,376
   Investment securities        9,846     3,585     6,722   268,367   288,520
   Gross loans
     (excluding non-accrual)   39,127    24,338  _ 77,646   287,161   428,272
                             ________  ________  ________  ________  ________
   Total interest-
     earning assets          $112,349  $ 27,923  $ 84,368  $555,528  $780,168
                             ========  ========  ========  ========  ========

Interest-bearing liabilities:
   Interest-bearing checking $      -  $      -  $      -  $ 92,404  $ 92,404
   Money market                     -    19,479    19,479    38,958    77,916
   Savings                          -         -         -    33,486    33,486
   Time deposits               62,927    71,497   114,103   108,725   357,252
   Borrowed funds              81,986         -         -         -    81,986
                             ________  ________  ________  ________  ________
   Total interest-bearing
     liabilities             $144,913  $ 90,976  $133,582  $273,573  $643,044
                             ========  ========  ========  ========  ========

Interest sensitivity gap    ($ 32,564)($ 63,053)($ 49,214) $281,955  $137,124
                             ========  ========  ========  ========  ========

Cumulative gap              ($ 32,564)($ 95,617)($144,831) $137,124
                             ========  ========  ========  ========

Cumulative ratio of interest-
   earning assets to interest-
   bearing liabilities            78%      59%       61%      121%
Cumulative gap as a percentage
   of total interest-
   earning assets               (4.2%)  (12.3%)   (18.6%)    17.6%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Money market accounts have been allocated 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category. Interest checking and savings are allocated to the "over 1 year" category.


The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2004, the Bank's simulation analysis projects an increase to net interest income of 2.11%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 5.28%. These projected levels are within the Bank's policy limits.




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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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

 (b) Reports on Form 8-K

    A Form 8-K was filed on January 21, 2004 to announce fourth quarter and 2003 earnings for Commercial Bankshares, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
_______________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
May 10, 2004


By:/s/ Barbara E. Reed
______________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 10, 2004


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


Dated:  May 10, 2004                   COMMERCIAL BANKSHARES, INC.


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

         b. [Reserved.]

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

Dated:  May 10, 2004                   COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer


                              EXHIBIT 32.1


Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Joseph W. Armaly
Chief Executive Officer
May 10, 2004


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                             EXHIBIT 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

      In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Barbara E. Reed
Chief Financial Officer
May 10, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


