Form 10-Q
period 2004-06-30
COMMERCIAL BANKSHARES INC
filed 2004-08-06
CIK 354562

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

(Mark One)
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 2004

                                   OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


                    Commission File Number 00-22246


                      COMMERCIAL BANKSHARES, INC.
          ______________________________________________________





         (Exact name of Registrant as specified in its charter)


              FLORIDA                            65-0050176
 ________________________________     _________________________________

 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)


        1550 S.W. 57th Avenue, Miami, Florida               33144
      ________________________________________           __________

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

     On August 5, 2004 there were 5,932,566 shares of common stock (par value $.08 per share) outstanding.





                           TABLE OF CONTENTS


Description                                                       Page No.
___________                                                       ________

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements                                       1

             Condensed Consolidated Balance Sheets as of
             June 30, 2004 and December 31, 2003                        1

             Condensed Consolidated Statements of Income for the
             Three and Six Months Ended June 30, 2004 and 2003          2

             Condensed Consolidated Statements of Comprehensive
             Income for the Three and Six Months Ended June 30,
             2004 and 2003                                              3

             Condensed Consolidated Statements of Cash Flows for
             the Six Months Ended June 30, 2004 and 2003                4

             Notes To Condensed Consolidated Financial Statements       5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                               12

   Item 4.   Controls and Procedures                                   13



PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders       14

   Item 6.   Exhibits and Reports on Form 8-K                          15

   Signatures                                                          15

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








                     PART I - FINANCIAL INFORMATION

                     ITEM I - FINANCIAL STATEMENTS

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2004 and December 31, 2003
                (Dollars in thousands, except share data)


                                                     6/30/2004   12/31/2003
                                                     _________   __________

Assets:                                             (Unaudited)
  Cash and due from banks                             $ 47,347    $ 30,569
  Federal funds sold                                    41,066      29,382
                                                      ________    ________

     Total cash and cash equivalents                    88,413      59,951

  Investment securities available for sale,
     at fair value (cost of $142,244 in 2004
     and $103,206 in 2003)                             146,356     110,096
  Investment securities held to maturity,
     at cost (fair value of $155,564 in 2004
     and $179,559 in 2003)                             162,222     185,781
  Loans, net                                           433,324     408,100
  Premises and equipment, net                           12,407      12,420
  Accrued interest receivable                            5,615       5,959
  Goodwill, net                                            253         253
  Other assets                                           3,395       3,619
                                                      ________    ________

      Total assets                                    $851,985    $786,179
                                                      ========    ========

Liabilities and stockholders' equity:
  Deposits:
    Demand                                            $140,871    $117,893
    Interest-bearing checking                           97,166      87,918
    Money market accounts                               82,701      72,218
    Savings                                             33,933      32,240
    Time                                               354,022     344,520
                                                      ________    ________

      Total deposits                                   708,693     654,789

  Securities sold under agreements to repurchase        69,836      60,210
  Accrued interest payable                                 567         618
  Accounts payable and accrued liabilities               3,489       4,464
                                                      ________    ________

      Total liabilities                                782,585     720,081
                                                      ________    ________

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000 authorized
     shares, 6,487,341 issued (6,390,242 in 2003)          519         511
  Additional paid-in capital                            47,243      45,818
  Retained earnings                                     25,656      22,037
  Accumulated other comprehensive income                 2,750       4,500
  Treasury stock, 554,775 shares, at cost               (6,768)     (6,768)
                                                      ________    ________

      Total stockholders' equity                        69,400      66,098
                                                      ________    ________

      Total liabilities and stockholders' equity      $851,985    $786,179
                                                      ========    ========


          The accompanying notes are an integral part of these condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        For the three and six months ended June 30, 2004 and 2003
                (Dollars in thousands, except share data)
                               (Unaudited)

                                      Three months ended     Six months ended
                                            June 30,             June 30,
                                      __________________    __________________

                                        2004        2003      2004       2003
                                        ____        ____      ____       ____
Interest income:
  Interest and fees on loans           $6,633     $5,998    $13,089    $11,834
  Interest on investment securities 3,784 3,489 7,518 6,767 Interest on federal funds sold
   and due from banks                     156        154        290        281
                                       ______     ______    _______    _______

     Total interest income             10,573      9,641     20,897     18,882
                                       ______     ______    _______    _______

Interest expense:
  Interest on deposits                  2,700      2,782      5,413      5,544
  Interest on securities sold under
   agreements to repurchase               179        200        343        390
                                       ______     ______    _______    _______

     Total interest expense             2,879      2,982      5,756      5,934
                                       ______     ______    _______    _______

     Net interest income                7,694      6,659     15,141     12,948
Provision for loan losses                 125        135        140        135
                                       ______     ______    _______    _______

     Net interest income
     after provision                    7,569      6,524     15,001     12,813
                                       ______     ______    _______    _______

Non-interest income:
  Service charges on deposit accounts     579        633      1,163      1,266
  Other fees and service charges          140        157        270        303
  Securities gains                          -        139          -        139
                                       ______     ______    _______    _______

     Total non-interest income            719        929      1,433      1,708
                                       ______     ______    _______    _______

Non-interest expense:
  Salaries and employee benefits        2,612      2,365      5,260      4,697
  Occupancy                               331        312        643        606
  Data processing                         298        278        597        535
  Furniture and equipment                 205        186        402        371
  Insurance                               107        104        209        201
  Professional fees                        91         84        252        108
  Stationery and supplies                  65         69        133        129
  Administrative service charges           62         55        123        101
  Telephone and fax                        38         46         48         87
  Other                                   299        262        568        497
                                       ______     ______    _______    _______

     Total non-interest expense         4,108      3,761      8,235      7,332
                                       ______     ______    _______    _______


     Income before income taxes         4,180      3,692      8,199      7,189
Provision for income taxes              1,374      1,181      2,688      2,217
                                       ______     ______    _______    _______

     Net income                        $2,806     $2,511    $ 5,511    $ 4,972
                                       ======     ======    =======    =======


Earnings per common and common equivalent share:
     Basic                               $.47       $.44       $.93       $.87
     Diluted                             $.45       $.41       $.89       $.82
Weighted average number of shares
   and common equivalent shares:
     Basic                          5,922,699  5,737,604  5,900,944  5,724,230
     Diluted                        6,198,109  6,130,963  6,184,691  6,099,563

          The accompanying notes are an integral part of these condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
        For the three and six months ended June 30, 2004 and 2003
                             (In thousands)
                              (Unaudited)





                                                       Three months ended
                                                             June 30,
                                                       __________________

                                                         2004      2003
                                                         ____      ____

Net income                                              $2,806    $2,511
                                                        ______    ______

Other comprehensive (loss)income, net of tax:
  Unrealized holding (loss)gain arising
    during the period (net of tax (benefit)expense
    of ($1,531) in 2004 and $289 in 2003)               (2,606)      492
  Reclassification adjustment for gains
    realized in net income (net of tax expense
    of $0 in 2004 and $51 in 2003)                           -       (88)
                                                        ______    ______

  Other comprehensive (loss)income                      (2,606)      404
                                                        ______    ______

Comprehensive income                                    $  200    $2,915
                                                        ======    ======






                                                        Six months ended
                                                            June 30,
                                                       __________________

                                                         2004      2003
                                                         ____      ____

Net income                                              $5,511    $4,972

Other comprehensive (loss)income, net of tax:
  Unrealized holding (loss)gain arising
    during the period (net of tax (benefit)expense
    of ($1,028) in 2004 and $395 in 2003)               (1,750)      673
  Reclassification adjustment for gains
    realized in net income (net of tax expense
    of $0 in 2004 and $51 in 2003)                           -       (88)
                                                        ______    ______

  Other comprehensive (loss)income                      (1,750)      585
                                                        ______    ______

Comprehensive income                                    $3,761    $5,557
                                                        ======    ======




          The accompanying notes are an integral part of these condensed consolidated financial statements

               COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the six months ended June 30, 2004 and 2003
                             (In thousands)
                              (Unaudited)

                                                           2004      2003
                                                           ____      ____
Cash flows from operating activities:
  Net income                                             $ 5,511   $ 4,972
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                                  140       135
  Depreciation, amortization and accretion, net              387       583
  Gain on sale of investment securities                        -      (139)
  Gain on sale of premises and equipment                       -        (1)
  Change in accrued interest receivable                      344        55
  Change in other assets                                     224      (577)
  Change in accounts payable and accrued liabilities         649        (7)
  Change in accrued interest payable                         (51)      (27)
                                                         _______   _______

     Net cash provided by operating activities             7,204     4,994
                                                         _______   _______

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                     22,943    52,549
  Proceeds from maturities and sales of investment
     securities available for sale                        18,380   134,486
  Prepayments from mortgage backed securities
     held to maturity                                        775     1,346
  Prepayments from mortgage backed securities
     available for sale                                    3,372     9,660
  Purchases of investment securities
     held to maturity                                          -  (114,012)
  Purchases of investment securities
     available for sale                                  (60,994)  (87,467)
  Net change in loans                                    (25,364)  (22,976)
  Purchases of premises and equipment                       (329)     (319)
  Sales of premises and equipment                              -         1
                                                         _______   _______

     Net cash used in investing activities               (41,217)  (26,732)
                                                         _______   _______

Cash flows from financing activities:
  Net change in deposits                                  53,904    49,853
  Net change in securities sold under
     agreements to repurchase                              9,626     2,803
  Dividends paid                                          (2,173)   (1,739)
  Proceeds from issuance of stock                          1,118       377
                                                         _______   _______

     Net cash provided by financing activities            62,475    51,294
                                                         _______   _______


Increase in cash and cash equivalents                     28,462    29,556
Cash and cash equivalents at beginning of period          59,951    60,533
                                                         _______   _______

Cash and cash equivalents at end of period               $88,413   $90,089
                                                         =======   =======

Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                                $ 1,343   $   989
                                                         =======   =======

  Income taxes paid                                      $ 2,325   $ 2,136
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.


2.  STOCK OPTIONS

The new disclosure requirements under Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" for interim financial statements are effective and were adopted by the Company on January 1, 2003. See Note 5 for a discussion of SFAS No. 148, which requires disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards. The following table provides the newly required disclosures for the three and six month periods ended June 30, 2004 compared to the same periods in the prior year:

                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,
                                   __________________  __________________

                                     2004      2003      2004      2003
                                     ____      ____      ____      ____

                                           (Dollars in thousands)

Net income as reported              $2,806    $2,511    $5,511    $4,972

Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects (1)                      (85)     (128)     (131)     (158)
                                    ______    ______    ______    ______

Pro forma net income                $2,721    $2,383    $5,380    $4,814
                                    ======    ======    ======    ======

Earnings per share, basic
   as reported                      $  .47    $  .44    $  .93    $  .87
Earnings per share, basic
   pro forma                        $  .46    $  .42    $  .91    $  .84
Earnings per share, diluted
   as reported                      $  .45    $  .41    $  .89    $  .82
Earnings per share, diluted
   pro forma                        $  .44    $  .39    $  .87    $  .79

(1) The fair value of each option has been estimated on June 30, 2004 using the Black Scholes option pricing model.


3.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock (basic earnings per share) and by the weighted average number of shares of common stock plus dilutive shares of common stock equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. Per share data and weighted average shares outstanding have been adjusted for the three and six months ended June 30, 2003 for the five-for-four stock split which was effective on January 2, 2004.

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS)(in thousands, except per share amounts):


                 Three Months Ended             Three Months Ended
                   June 30, 2004                  June 30, 2003
         ________________________________ ________________________________

           Income      Shares   Per-Share   Income      Shares   Per-Share

         (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
          _________  ___________  ______   _________  ___________  ______

Basic EPS   $2,806      5,923      $.47     $2,511       5,738      $.44

Effect of
Dilutive
Options          -        275      (.02)         -         393      (.03)
            ______      _____      ____     ______       _____      ____

Diluted EPS $2,806      6,198      $.45     $2,511       6,131      $.41
            ======      =====      ====     ======       =====      ====



                  Six Months Ended               Six Months Ended
                   June 30, 2004                  June 30, 2003
         ________________________________ ________________________________

           Income      Shares   Per-Share   Income      Shares   Per-Share

         (Numerator)(Denominator) Amount  (Numerator)(Denominator) Amount
          _________  ___________  ______   _________  ___________  ______

Basic EPS   $5,511      5,901      $.93     $4,972       5,724      $.87

Effect of
Dilutive
Options          -        284      (.04)         -         376      (.05)
            ______      _____      ____     ______       _____      ____

Diluted EPS $5,511      6,185      $.89     $4,972       6,100      $.82
            ======      =====      ====     ======       =====      ====


Options to purchase 76,875 and 2,500 shares of common stock at $26.66 and $25.94 per share were outstanding at June 30, 2004, and 76,875 shares of common stock at $26.66 per share were outstanding at June 30, 2003, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.



4. COMMITMENTS AND CONTINGENCIES


Standby letters of credit are conditional commitments issued by Commercial Bank of Florida ("the Bank") to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $5.4 million as of June 30, 2004 as compared to $4.4 million as of December 31, 2003. Approximately $4.3 million of the standby letters of credit outstanding at June 30, 2004 were issued subsequent to December 31, 2003 and are being carried at fair value. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.



5.  NEW ACCOUNTING PRONOUNCEMENTS

On January 17, 2003, the Financial Accounting Standard Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" (FIN 46). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. During December 2003, the FASB issued FIN 46R, which deferred certain portions created prior to February 1, 2003 until the first reporting period ended after March 15, 2004. The provisions of this interpretation have not had a significant impact on the Company's consolidated financial condition or results of operations.

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


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2003

The Company's net income reported for the three months ended June 30, 2004, was $2.81 million, a 12% increase over the three months ended June 30, 2003 of $2.51 million. Basic and diluted earnings per share were $.47 and $.45, respectively, for the three months ended June 30, 2004, as compared to $.44 and $.41, respectively, for the three months ended June 30, 2003.


Results for the six months ended June 30, 2004, showed net income of $5.51 million, an 11% increase over net income for the six months ended June 30, 2003 of $4.97 million. Basic and diluted earnings per share were $.93 and $.89, respectively, for the six months ended June 30, 2004 as compared to $.87 and $.82, respectively, for the six months ended June 30, 2003.

The Company's second quarter tax-equivalent net interest income increased 16% to $8.0 million, from $6.9 million for the corresponding quarter in 2003. The increase is the result of growth in average earning assets, which have increased 11% to $778 million for the second quarter of 2004, as compared to $698 million for the second quarter of 2003. It is also the result of a higher net interest yield. The tax-equivalent net interest yield for the three months ended June 30, 2004 was 4.12%, as compared to 3.96% for the same period in 2003. The increase in yield is the result of an increase in gross loans and a decrease in the cost of funds as compared to the same period in 2003.

Tax-equivalent net interest income for the six months ended June 30, 2004 increased 17% to $15.7 million from the same six month period one year ago. The net interest yield for the six months ended June 30, 2004 was 4.13% as compared to 3.96% for the same period in 2003. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $210,000, or 23%, for the second quarter of 2004, and $275,000, or 19%, for the six months ended June 30, 2004, as compared to the corresponding periods in 2003. The decrease in the second quarter is due to a decrease in service charges on deposit accounts of $54,000 and security gains in 2003 of $139,000. The decrease in the six months ended June 30, 2004 is also due to a decrease in service charges on deposit accounts of $103,000 and security gains in 2003 of $139,000.

Non-interest expenses for the second quarter of 2004 increased $347,000, or 9% from the same quarter in 2003, due primarily to increases in salaries and employee benefits, audit fees and donation expenses.
Salaries and employee benefits increased $247,000, or 10%, due to an increase in the number of officers, an increase of $55,000 for employee benefits including medical insurance premiums and 401K contributions and normal salary increases. Audit fees increased by $26,000 due to Sarbanes-Oxley 404 requirements and donation expense increased $24,000 for charitable gifts to several South Florida organizations.

Non-interest expenses for the six months ended June 30, 2004 increased $903,000, or 12%, from the six months ended June 30, 2003 due to an increase in salaries and employee benefits, professional fees, data processing, occupancy and donation expenses. Salaries and employee benefits increased $563,000, or 12%, due to an increase in the number of officers, an increase of $96,000 for employee benefits including medical insurance premiums and 401K contributions and normal salary increases. Professional fees increased $144,000 due to several SEC filings, including the 2004 Employee and Outside Director Stock Options Plans and an S-8, legal matters in the normal course of business and increased audit fees due to Sarbanes-Oxley 404 requirements. Data processing increased $62,000, or 12%, due to increases from our service provider for new platforms, increased number of accounts processed and regular contractual increases. Occupancy increased $37,000, or 6%, due to increased real estate taxes and repairs. Donation expense increased $31,000 due to charitable gifts to several South Florida organizations.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was $5.15 million at June 30, 2004, as compared with $4.87 million at December 31, 2003. For the six months ended June 30, 2004, the allowance for loan losses was increased with a provision for loan losses of $140,000 and increased by approximately $137,000 in net recoveries.
For the six months ended June 30, 2003, the allowance was increased with a provision for loan losses of $135,000 and decreased by approximately $91,000 in net charge-offs. The allowance as a percentage of total loans has decreased to 1.17% at June 30, 2004, from 1.18% at December 31, 2003. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $288.4 million, or 66%, of total loans was secured by non-residential real estate, and $98.5 million, or 22%, of total loans was secured by residential real estate as of June 30, 2004. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 2004.



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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $127 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of June 30, 2004.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $61 million of investment securities during the first six months of 2004, and loans increased by $25 million. Funding for the above came from increases in deposits of $54 million, an increase in securities sold under agreements to repurchase of $10 million and increases from proceeds of maturities of investment securities of $45 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points.
The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.62%, 13.97%, and 7.76%, respectively, as of June 30, 2004.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at June 30, 2004.

                   INTEREST RATE SENSITIVITY ANALYSIS
                         (Dollars in Thousands)

                                           Term to Repricing
                             _____________________________________________

                                                             Over
                                                           1 Year &
                              90 Days    91-181   182-365  Non-rate
                              or Less     Days      Days  Sensitive  Total
                              _______     ____      ____  _________  _____
Interest-earning assets:
  Federal funds sold         $ 41,066  $      -  $      - $      - $ 41,066
  Investment securities         5,393    11,079     7,997  279,639  304,108
  Gross loans
     (excluding non-accrual)   81,168    48,219  _ 68,130  241,767  439,284
                             ________  ________  ________ ________ ________
  Total interest-
    earning assets           $127,627  $ 59,298  $ 76,127 $521,406 $784,458
                             ========  ========  ======== ======== ========


Interest-bearing liabilities:
  Interest-bearing checking  $      -  $      -  $      - $ 97,166 $ 97,166
  Money market                      -    20,675    20,675   41,351   82,701
  Savings                           -         -         -   33,933   33,933
  Time deposits                83,272    79,424    80,210  111,116  354,022
  Borrowed funds               75,591         -         -        -   75,591
                             ________  ________  ________ ________ ________
  Total interest-bearing
    liabilities              $158,863  $100,099  $100,885 $283,566 $643,413
                             ========  ========  ======== ======== ========

Interest sensitivity gap    ($ 31,236)($ 40,801)($ 24,758)$237,840 $141,045
                             ========  ========  ======== ======== ========

Cumulative gap              ($ 31,236)($ 72,037)($ 96,795)$141,045
                             ========  ========  ======== ========


Cumulative ratio of interest-
   earning assets to interest-
  bearing liabilities             80%       72%       73%     122%
Cumulative gap as a percentage
  of total interest-
  earning assets                (4.0%)    (9.2%)   (12.3%)   18.0%

Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Money market accounts have been allocated 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category. Interest checking and savings are allocated to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2004, the Bank's simulation analysis projects a decrease to net interest income of 6.70%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would decrease by 1.36%. These projected levels are within the Bank's policy limits.




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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      PART II - OTHER INFORMATION


      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15 2004, the Company held an annual meeting of the stockholders for holders of the Common Stock to vote on the following matters: (1) to elect seven persons to the Company's Board of Directors, (2) to approve the Company's 2004 Outside Directors Stock Option Plan and (3) to approve the Company's 2004 Employee Stock Option Plan.

The following table sets forth the votes for and votes withheld with respect to the election of the directors:

         Director Nominee     Votes Cast For      Votes Withheld
         ________________     ______________      ______________

         Joseph W. Armaly        5,113,523           130,195
         Jack J. Partagas        5,113,523           130,195
         Cromwell A. Anderson    5,149,010            94,708
         Robert Namoff           5,217,341            26,377
         Sherman Simon           5,149,010            94,708
         Michael W. Sontag       5,217 341            26,377
         Martin Yelen            5,149,732            93,986

With respect to the approval of the Company's 2004 Outside Directors Stock Option Plan, 2,869,011 votes were cast for this matter, 797,938 votes were cast against this matter and there were 15,567 abstentions and 1,561,202 broker non-votes.

With respect to the approval of the Company's 2004 Employee Stock Option Plan, 2,987,076 votes were cast for this matter, 681,075 votes were cast against this matter and there were 14,365 abstentions and 1,561,202 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
    31.1 Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

    A Form 8-K was filed on April 14, 2004 to announce first quarter 2004 earnings for Commercial Bankshares, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
_______________________


Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
August 6, 2004


By:/s/ Barbara E. Reed
______________________


Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2004


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


Dated:  August 6, 2004                 COMMERCIAL BANKSHARES, INC.


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

Dated:  August 6, 2004                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer

                              EXHIBIT 32.1


Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.




       /s/  Joseph W. Armaly
       _____________________

       Joseph W. Armaly
       Chief Executive Officer
       August 6, 2004


The foregoing certification is being furnished solely pursuant to 18 U.S.C. Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                              EXHIBIT 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



       /s/  Barbara E. Reed
       ____________________

       Barbara E. Reed
       Chief Financial Officer
       August 6, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.

