Form 10-Q
period 2004-09-30
COMMERCIAL BANKSHARES INC
filed 2004-11-09
CIK 354562

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 2004

                               OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


                  Commission File Number 00-22246


                    COMMERCIAL BANKSHARES, INC.
       ______________________________________________________

       (Exact name of Registrant as specified in its charter)


                FLORIDA                             65-0050176
    _______________________________     _________________________________

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes   X   No     .
            _____   _____

     Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   X   No     .
                                                           _____   _____

     On November 1, 2004 there were 5,932,566 shares of common stock (par value $.08 per share) outstanding.






                           TABLE OF CONTENTS


Description                                                         Page No.

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements                                      1

             Condensed Consolidated Balance Sheets as of
             September 30, 2004 (unaudited) and December 31, 2003      1

             Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 2004 and
             2003 (unaudited)                                          2

             Condensed Consolidated Statements of Comprehensive
             Income for the Three and Nine Months Ended September
             30, 2004 and 2003 (unaudited)                             3

             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited) 4

             Notes To Condensed Consolidated Financial Statements      5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk                                              12

   Item 4.   Controls and Procedures                                  13



PART II.  OTHER INFORMATION

   Item 6.   Exhibits                                                 14

   Signatures                                                         14

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








                PART I - FINANCIAL INFORMATION

                 ITEM 1. FINANCIAL STATEMENTS

          COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED BALANCE SHEETS
          September 30, 2004 and December 31, 2003
          (Dollars in thousands, except share data)


                                                9/30/2004   12/31/2003
                                               ___________  ___________

Assets:                                        (Unaudited)
  Cash and due from banks                        $ 43,376    $ 30,569
  Federal funds sold                               41,143      29,382
                                                 ________    ________

     Total cash and cash equivalents               84,519      59,951

  Investment securities available for sale,
     at fair value (cost of $170,170 in 2004
     and $103,206 in 2003)                        177,695     110,096
  Investment securities held to maturity,
     at cost (fair value of $149,145 in 2004
     and $179,559 in 2003)                        151,788     185,781
  Loans, net                                      434,956     408,100
  Premises and equipment, net                      12,355      12,420
  Accrued interest receivable                       4,424       5,959
  Goodwill, net                                       253         253
  Other assets                                      3,890       3,619
                                                 ________    ________

      Total assets                               $869,880    $786,179
                                                 ========    ========

Liabilities and stockholders' equity:
  Deposits:
    Demand                                       $143,440    $117,893
    Interest-bearing checking                      96,754      87,918
    Money market accounts                          82,254      72,218
    Savings                                        34,296      32,240
    Time                                          353,241     344,520
                                                 ________    ________

      Total deposits                              709,985     654,789

  Securities sold under agreements to repurchase   73,149      60,210
  Accrued interest payable                            586         618
  Due to broker on investments not yet settled      7,625           -
  Accounts payable and accrued liabilities          5,135       4,464
                                                 ________    ________

      Total liabilities                           796,480     720,081

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000 authorized
     shares, 6,487,341 issued (6,336,358 in 2003)     519         511
  Additional paid-in capital                       47,243      45,818
  Retained earnings                                27,505      22,037
  Accumulated other comprehensive income            4,901       4,500
  Treasury stock, 554,775 shares, at cost          (6,768)     (6,768)
                                                 ________    ________

      Total stockholders' equity                   73,400      66,098
                                                 ________    ________

      Total liabilities and stockholders' equity $869,880    $786,179
                                                 ========    ========


       The accompanying notes are an integral part of these condensed consolidated financial statements

           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 For the three and nine months ended September 30, 2004 and 2003
            (Dollars in thousands, except share data)
                           (Unaudited)

                                Three months ended   Nine months ended
                                   September 30,       September 30,
                                __________________   __________________

                                  2004        2003      2004       2003
Interest income:
  Interest and fees on loans     $6,793     $6,032    $19,882    $17,866
  Interest on investment
     securities                   3,770      3,840     11,288     10,607
  Interest on federal funds sold
   and due from banks               233        156        523        437
                                 ______     ______     ______     ______

     Total interest income       10,796     10,028     31,693     28,910

Interest expense:
  Interest on deposits            2,707      2,710      8,120      8,254
  Interest on securities sold
  under agreements to repurchase    199        168        542        558
                                 ______     ______     ______     ______

     Total interest expense       2,906      2,878      8,662      8,812
                                 ______     ______     ______     ______

     Net interest income          7,890      7,150     23,031     20,098
Provision for loan losses           110          -        250        135
                                 ______     ______     ______     ______

     Net interest income
     after provision              7,780      7,150     22,781     19,963
                                 ______     ______     ______     ______

Non-interest income:
  Service charges on deposit
     accounts                       573        636      1,736      1,902
  Other fees and service charges    142        136        412        439
  Securities gains                    -          -          -        139
                                 ______     ______     ______     ______

     Total non-interest income      715        772      2,148      2,480
                                 ______     ______     ______     ______

Non-interest expense:
  Salaries and employee benefits  2,640      2,593      7,900      7,290
  Occupancy                         346        336        989        942
  Data processing                   286        286        883        821
  Furniture and equipment           210        202        612        573
  Insurance                         101        104        310        305
  Professional fees                 125         75        377        183
  Stationery and supplies            68         59        201        188
  Administrative service charges     69         66        192        167
  Telephone and fax                  53         50        101        137
  Other                             304        294        872        791
                                 ______     ______     ______     ______

     Total non-interest expense   4,202      4,065     12,437     11,397
                                 ______     ______     ______     ______

     Income before income taxes   4,293      3,857     12,492     11,046
Provision for income taxes        1,435      1,243      4,123      3,460
                                 ______     ______     ______     ______

     Net income                  $2,858     $2,614     $8,369     $7,586
                                 ======     ======     ======     ======

Earnings per common and common equivalent share:
     Basic                         $.48       $.45      $1.42      $1.32
     Diluted                       $.46       $.43      $1.35      $1.25
Weighted average number of shares
   and common equivalent shares:
     Basic                    5,932,566  5,764,698  5,908,056  5,738,239
     Diluted                  6,238,854  6,107,315  6,201,413  6,082,329

      The accompanying notes are an integral part of these condensed consolidated financial statements



           COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
    CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 For the three and nine months ended September 30, 2004 and 2003
                         (In thousands)
                           (Unaudited)


														                             Three months ended
                                                      September 30,
                                                   __________________

                                                     2004      2003
                                                     ____      ____

Net income                                          $2,858    $2,614
                                                    ______    ______

Other comprehensive income(loss), net of tax:
  Unrealized holding gain(loss) arising
    during the period (net of tax expense(benefit)
    of $1,263 in 2004 and ($543) in 2003)            2,151      (924)
                                                    ______    ______

  Other comprehensive income(loss)                   2,151      (924)
                                                    ______    ______

Comprehensive income                                $5,009    $1,690
                                                    ======    ======



		                                    Nine months ended
                                                      September 30,
                                                   __________________

                                                     2004      2003
                                                     ____      ____

Net income                                          $8,369    $7,586
                                                    ______    ______

Other comprehensive income(loss), net of tax:
  Unrealized holding gain(loss) arising
    during the period (net of tax expense(benefit)
    of $236 in 2004 and ($147) in 2003)                401      (251)
  Reclassification adjustment for gains
    realized in net income (net of tax expense
    of $0 in 2004 and $0 in 2003)                        -       (88)
                                                    ______    ______

  Other comprehensive income(loss)                     401      (339)
                                                    ______    ______

Comprehensive income                                $8,770    $7,247
                                                    ======    ======

      The accompanying notes are an integral part of these condensed consolidated financial statements

            COMMERCIAL BANKSHARES, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended September 30, 2004 and 2003
                          (In thousands)
                            (Unaudited)

                                                           2004      2003
                                                           ____      ____

Cash flows from operating activities:
  Net income                                             $ 8,369   $ 7,586
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision for loan losses                                  250       135
  Depreciation, amortization and accretion, net              582       841
  Gain on sale of investment securities                        -      (139)
  Gain on sale of premises and equipment                      (1)       (1)
  Change in accrued interest receivable                    1,535      (180)
  Change in other assets                                    (271)       10
  Change in accounts payable and accrued liabilities         972       266
  Change in accrued interest payable                         (32)      (34)
                                                         _______   _______

     Net cash provided by operating activities            11,404     8,484
                                                         _______   _______

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                     33,167    97,939
  Proceeds from maturities and sales of investment
     securities available for sale                        20,680   149,486
  Prepayments from mortgage backed securities
     held to maturity                                        988     1,934
  Prepayments from mortgage backed securities
     available for sale                                    4,534    13,749
  Purchases of investment securities
     held to maturity                                          -  (156,007)
  Purchases of investment securities
     available for sale                                  (84,776) (152,158)
  Net change in loans                                    (27,106)  (47,400)
  Purchases of premises and equipment                       (455)     (394)
  Sales of premises and equipment                              1         1
                                                         _______   _______

     Net cash used in investing activities               (52,967)  (92,850)
                                                         _______   _______

Cash flows from financing activities:
  Net change in deposits                                  55,196    72,673
  Net change in securities sold under
     agreements to repurchase                             12,939     1,706
  Dividends paid                                          (3,122)   (2,614)
  Proceeds from issuance of stock                          1,118       929
                                                         _______   _______

     Net cash provided by financing activities            66,131    72,694
                                                         _______   _______


Increase(decrease) in cash and cash equivalents           24,568   (11,672)
Cash and cash equivalents at beginning of period          59,951    60,533
                                                         _______   _______

Cash and cash equivalents at end of period               $84,519   $48,861
                                                         =======   =======

Supplemental disclosures:
  Interest paid (net of amounts credited
     to deposit accounts)                               $  1,801   $ 1,471
                                                         =======   =======

  Income taxes paid                                     $  3,980   $ 3,371
                                                         =======   =======

  Securities purchased pending settlement               $  7,625   $     -
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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.


2.  STOCK OPTIONS

The following table provides the Statement of Financial Accounting Standard (SFAS) No. 148 disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards for the three and nine month periods ended September 30, 2004 compared to the same periods in the prior year:

                                Three Months Ended    Nine Months Ended
                                   September 30,        September 30,
                                __________________    _________________

                                 2004         2003     2004      2003
                                 ____         ____     ____      ____

                                       (Dollars in thousands)

Net income as reported          $2,858       $2,614   $8,369    $7,586

Deduct:  Total stock-based
  employee compensation expense
  determined under fair value based
  method for all awards, net of
  related tax effects (1)          (45)         (34)    (176)     (191)
                                ______       ______   ______    ______

Pro forma net income            $2,813       $2,580   $8,193    $7,395
                                ======       ======   ======    ======

Earnings per share, basic
   as reported                  $  .48       $  .45   $ 1.42    $ 1.32
Earnings per share, basic
   pro forma                    $  .47       $  .45   $ 1.39    $ 1.29
Earnings per share, diluted
   as reported                  $  .46       $  .43   $ 1.35    $ 1.25
Earnings per share, diluted
   pro forma                    $  .45       $  .42   $ 1.32    $ 1.22

(1) The fair value of each option has been estimated on September 30, 2004 using the Black Scholes option pricing model.


3.  PER SHARE DATA

Earnings per share have been computed by dividing net income by the weighted average number of shares of common stock (basic earnings per share) and by the weighted average number of shares of common stock plus dilutive shares of common stock equivalents outstanding (diluted earnings per share). Common stock equivalents include the effect of all outstanding stock options, using the treasury stock method. Per share data and weighted average shares outstanding have been adjusted for the three and nine months ended September 30, 2003 for the five-for-four stock split which was effective on January 2, 2004.

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS)(in thousands, except per share amounts):


                 Three Months Ended              Three Months Ended
                 September 30, 2004              September 30, 2003
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $2,858      5,933      $.48      $2,614       5,765      $.45

Effect of
Dilutive
Options          -        306      (.02)          -         342      (.02)
            ______      _____      ____      ______       _____      ____

Diluted EPS $2,858      6,239      $.46      $2,614       6,107      $.43
            ======      =====      ====      ======       =====      ====


                  Nine Months Ended                Nine Months Ended
                  September 30, 2004               Septemer 30, 2003
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $8,369      5,908     $1.42      $7,586       5,738     $1.32

Effect of
Dilutive
Options          -        293      (.07)          -         344      (.07)
            ______      _____      ____      ______       _____      ____

Diluted EPS $8,369      6,201     $1.35      $7,586       6,082     $1.25
            ======      =====      ====      ======       =====      ====

Options to purchase 76,875 and 2,500 shares of common stock at $26.66 and $25.94, respectively, per share were outstanding at September 30, 2004, and 80,625 shares of common stock at $26.66 per share were outstanding at September 30, 2003, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.


4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by Commercial Bank of Florida ("the Bank") to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $5.6 million as of September 30, 2004 as compared to $4.4 million as of December 31, 2003. Approximately $5.5 million of the standby letters of credit outstanding at September 30, 2004 were issued subsequent to December 31, 2003 and are being carried at fair value.
The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued. Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


5.  SUBSEQUENT EVENTS

On October 14, 2004 Commercial Bankshares, Inc. announced that its Board of Directors had authorized a stock repurchase program allowing the Company to repurchase up to $4 million of its common stock in open market and negotiated transactions during the next 24 months. Stock may be repurchased, from time to time, at such prices and on such conditions as the Executive Management of the Company determines to be advantageous.
To date, there have been no purchases under this plan.


6.  NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB Emerging Issues Task Force (EITF) reached a consensus on EITF issue No. 03-1 (EITF 03-1), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus provided guidance for the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities" and to equity securities accounted for under the cost method. The guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued a final FASB Staff Position, FSP EITF Issue 03-1-1, which delayed the effective date for the measurement and recognition guidance of EITF 03-1. We are not able to evaluate the impact of adopting EITF 03-1 until final guidance has been issued.



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


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2004 and 2003

The Company's net income for the three months ended September 30, 2004, was $2.86 million, a 10% increase over net income for the same three month period ended September 30, 2003 of $2.61 million. Basic and diluted earnings per share were $.48 and $.46, respectively, for the three months ended September 30, 2004, as compared to $.45 and $.43, respectively, for the three months ended September 30, 2003.

Results for the nine months ended September 30, 2004, showed net income of $8.37 million, a 10% increase over net income for the nine months ended September 30, 2003 of $7.59 million. Basic and diluted earnings per share were $1.42 and $1.35, respectively, for the nine months ended September 30, 2004 as compared to $1.32 and $1.25, respectively, for the nine months ended September 30, 2003.

The Company's third quarter tax-equivalent net interest income increased 11% to $8.2 million, from $7.4 million in the third quarter in 2003. The increase is the result of growth in average earning assets, which have increased 11% to $791 million for the third quarter of 2004, as compared to $715 million for the third quarter of 2003. The tax-equivalent net interest yield for the three months ended September 30, 2004 was 4.13%, as compared to 4.10% for the same period in 2003.

Tax-equivalent net interest income for the nine months ended September 30, 2004 increased 15% to $23.9 million from the same nine month period one year ago. The net interest yield for the nine months ended September 30, 2004 was 4.13% as compared to 4.01% for the same period in 2003. The increase in yield is the result of a decrease in the cost of funds for the nine months ended September 30, 2004. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $57,000, or 7%, for the third quarter of 2004, and $332,000, or 13%, for the nine months ended September 30, 2004,

as compared to the corresponding periods in 2003. The decrease in the third quarter is due to a decrease in service charges on deposit accounts of $64,000. The decrease in the nine months ended September 30, 2004 is also due to a decrease in service charges on deposit accounts of $166,000 and security gains in 2003 of $139,000.

Non-interest expenses for the third quarter of 2004 increased $137,000, or 3% from the same quarter in 2003, due primarily to increases in salaries and employee benefits and professional fees. Salaries and employee benefits increased $47,000, or 2%, due to an increase in officer salaries of $12,000, and an increase in medical insurance premiums and retirement plan contributions of $33,000. Professional fees increased by $50,000 due to additional audit and consulting fees related to Sarbanes-Oxley 404 requirements.

Non-interest expenses for the nine months ended September 30, 2004 increased $1.04 million, or 9%, from the nine months ended September 30, 2003 due to an increase in salaries and employee benefits, professional fees, data processing, occupancy and donation expenses. Salaries increased $444,000, or 7%, due to the addition of three officers and due to normal salary increases. Employee benefits increased $128,000, or 19%, due to increased medical insurance premiums and retirement plan contributions. Professional fees increased $194,000, or 106%, due to several SEC filings, including the 2004 Employee and Outside Director Stock Options Plans and an S-8, legal matters in the normal course of business and increased audit and consulting fees related to Sarbanes-Oxley 404 requirements. Data processing increased $62,000, or 8%, due to increases from our service provider for new platforms, increased number of accounts processed and regular contractual increases. Occupancy increased $47,000, or 5%, due to increased real estate taxes and repairs. Donation expense increased $37,000, or 103%, due to charitable gifts to several South Florida organizations.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers.
The allowance for loan losses was $5.26 million at September 30, 2004, as compared with $4.87 million at December 31, 2003. For the nine months ended September 30, 2004, the allowance for loan losses was increased with a provision for loan losses of $250,000 and increased by approximately $140,000 in net recoveries. For the nine months ended September 30, 2003, the allowance was increased with a provision for loan losses of $135,000 and decreased by approximately $90,000 in net charge-offs. The allowance as a percentage of total loans has increased to 1.19% at September 30, 2004, from 1.18% at December 31, 2003. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $287 million, or 65%, of total loans was secured by non-residential real estate, and $99 million, or 22%, of total loans was secured by residential real estate as of September 30, 2004. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at September 30, 2004.


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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $130 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of September 30, 2004.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $92 million of investment securities during the first nine months of 2004, and loans increased by $27 million. Funding for the above came from increases in deposits of $55 million, an increase in securities sold under agreements to repurchase of $13 million and increases from proceeds of maturities and prepayments of investment securities of $59 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.83%, 14.22%, and 7.82%, respectively, as of September 30, 2004.


CRITICAL ACCOUNTING POLICIES

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at September 30, 2004.

                INTEREST RATE SENSITIVITY ANALYSIS
                      (Dollars in Thousands)

                                       Term to Repricing
                          ______________________________________________

                                                       Over 1 Year
                          90 Days    91-181   182-365  & Non-rate
                          or Less     Days      Days    Sensitive  Total
                          _______     ____      ____    _________  _____

Interest-earning assets:
   Federal funds sold    $ 41,143  $      -  $      -  $      - $ 41,143
   Investment securities   27,057    25,284    31,486   240,858  324,685
   Gross loans
     (excluding
      non-accrual)        112,307    48,087    62,556   218,056  441,006
                         ________  ________  ________  ________ ________
   Total interest-
     earning assets      $180,507  $ 73,371  $ 94,042  $458,914 $806,834
                         ========  ========  ========  ======== ========

Interest-bearing liabilities:
   Interest-bearing
      checking           $      -  $      -  $      -  $ 96,754 $ 96,754
   Money market                 -    20,564    20,564    41,126   82,254
   Savings                      -         -         -    34,296   34,296
   Time deposits           93,109    65,018    64,809   130,305  353,241
   Borrowed funds          79,359         -         -         -   79,359
                         ________  ________  ________  ________ ________
   Total interest-bearing
     liabilities         $172,468  $ 85,582  $ 85,373  $302,481 $645,904
                         ========  ========  ========  ======== ========

Interest sensitivity gap $  8,039 ($ 12,211) $  8,669  $156,433 $160,930
                         ========  ========  ========  ======== ========

Cumulative gap           $  8,039 ($  4,172) $  4,497  $160,930
                         ========  ========  ========  ========

Cumulative ratio of
   interest-earning
   assets to interest-
   bearing liabilities       105%       98%      101%      125%
Cumulative gap as a
   percentage of
   total interest-
   earning assets            1.0%     (0.5%)     0.6%     19.9%


Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Money market accounts have been allocated 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category. Interest checking and savings are allocated to the "over 1 year" category.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2004, the Bank's simulation analysis projects a decrease to net interest income of 8.02%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 1.83%. These projected levels are within the Bank's policy limits.




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

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.




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

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
_______________________

Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
November 8, 2004


By:/s/ Barbara E. Reed
______________________

Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2004



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


Dated:  November 8, 2004               COMMERCIAL BANKSHARES, INC.


                                       /s/ Joseph W. Armaly
                                       _____________________

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

Dated:  November 8, 2004               COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Barbara E. Reed
                                       Chief Financial Officer


                              EXHIBIT 32.1


Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

        Joseph W. Armaly
        Chief Executive Officer
        November 8, 2004


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                              EXHIBIT 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Commercial Bankshares, Inc.
(the "Company") on Form 10-Q for the quarter ended, September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



        /s/  Barbara E. Reed
        ____________________

        Barbara E. Reed
        Chief Financial Officer
        November 8, 2004

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


