Form 10-K
period 2004-12-31
COMMERCIAL BANKSHARES INC
filed 2005-03-15
CIK 354562

United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                  Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the fiscal year ended December 31, 2004
                          _________________


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______ to _______


                      Commission file number  33-67254


                         Commercial Bankshares, Inc.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)

                       Florida                    65-0050176
           _______________________________   ___________________
           (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)   Identification No.)

           1550 S.W. 57th Avenue, Miami, Florida          33144
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   _____   _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes  X   No
                                          _____   _____

As of February 28, 2005, 5,955,460 shares of the common voting stock were issued and outstanding, with an aggregate market value of $238 million, based on the closing price on the NASDAQ market.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2004 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2005 are incorporated by reference into Part III.










                             Table of Contents


Description                                                        Page No.
___________                                                        ________

Part I
  Item 1.    Business....................................................1
  Item 2.    Properties..................................................7
  Item 3.    Legal Proceedings...........................................8
  Item 4.    Submission of Matters to a Vote of Security Holders.........8

Part II
  Item 5.    Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities...........8
  Item 6.    Selected Financial Data.....................................8
  Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................8
  Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..8
  Item 8.    Financial Statements and Supplementary Data.................8
  Item 9.    Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure.........................8
  Item 9A.   Report of Management on Internal Control Over
             Financial Reporting.........................................9
  Item 9B.   Other Information...........................................9

Part III
  Item 10.   Directors and Executive Officers of the Registrant..........9
  Item 11.   Executive Compensation......................................9
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters..................9
  Item 13.   Certain Relationships and Related Transactions..............9
  Item 14.   Principal Accountant Fees and Services .....................9

Part IV
  Item 15.   Exhibits and Financial Statement Schedules.................10

Signatures..............................................................12

Exhibit 13.1   Commercial Bankshares, Inc. 2004 Annual Report...........13

Exhibit 21.1   Subsidiaries of Commercial Bankshares, Inc...............13

Exhibit 23.1   Consent of Independent Registered Certified Public
               Accountants..............................................13

Exhibit 31.1   Certification of Chief Executive Officer Pursuant
               to Rule 15A-14(A) or 15D-14(A) of the Securities
               Exchange Act of 1934, As Adopted Pursuant To Section
               302 of the Sarbanes-Oxley Act of 2002....................14

Exhibit 31.2   Certification of Chief Financial Officer Pursuant
               to Rule 15A-14(A) or 15D-14(A) of the Securities
               Exchange Act of 1934, As Adopted Pursuant To Section
               302 of the Sarbanes-Oxley Act of 2002....................15

Exhibit 32.1   Certification of Chief Executive Officer Pursuant
               to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906
               of the Sarbanes-Oxley Act of 2002........................16

Exhibit 32.2   Certification of Chief Financial Officer Pursuant
               to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C.
               Section 1350, As Adopted Pursuant To Section 906
               of the Sarbanes-Oxley Act of 2002........................16









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


Employees

     At December 31, 2004, the Company and the Bank together employed 199 employees, of whom three are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.


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


Available Information


     A copy of the Company's Annual Report on Form 10-K along with copies of the Company's other periodic reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge (absent exhibits) from the Company upon written request to Barbara E. Reed, Chief Financial Officer, Commercial Bankshares, Inc. 1550 S.W. 57th Avenue Miami, Florida 33144. Copies of such reports are also available electronically at the SEC's internet website www.sec.gov, or via the Company's website at www.commercialbankfl.com. Reference to the Company's website in this Annual Report on 10K does not in any way incorporate information contained in such website into this report.


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


     Bank Holding Company Regulation
     _______________________________

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


     Capital Adequacy Guidelines for Bank Holding Companies
     ______________________________________________________

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

     The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2004 and 2003, the Company's total risk-based capital ratios were 14.18% and 13.87%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2004 and 2003, the Company's leverage ratios were 7.87% and 7.78%, respectively.


     Bank Regulation
     _______________

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


     Sarbanes-Oxley Act of 2002
     __________________________

     On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (the "Act") which mandated a variety of reforms intended to address corporate and accounting fraud. The Company believes that it has complied with all provision of the Act. The Act provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB") which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, the Company's counsel is required to report evidence of a material violation of the securities laws or a break of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.


     The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent, pursuant to Rule 10A-3 of the Exchange and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition all SEC reporting companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

     It is unlawful for any person that is not a registered public accounting firm ("RPAF") with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to management's assessment of and report on the Company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.


     The USA Patriot Act
     ___________________

     On October 26, 2001, President Bush signed into law The USA Patriot Act of 2001 (the "Act"). The Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to customers. The Act mandates the U.S. Treasury Department to issue a number of regulations to further clarify the Act's requirements or provide more specific guidance on their application.

     The Act requires all "financial institutions," as defined, to establish certain anti-money laundering compliance and due diligence programs. The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions or persons that are involved in private banking for "non-United States persons" or their representatives, to establish "appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that that are reasonably designed to detect and report instances of money laundering through those accounts."


     Gramm-Leach-Bliley Act
     ______________________

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


     Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")
     ________________________________________________________________________

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

     The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001. These provisions are required for banks over $500 million in assets and require that the Bank document and test its internal control structure and report on it, on an annual basis. As of December 31, 2004, the Bank complied with all applicable sections of the regulation and reported as required in 2004.


     Payment of Dividends
     ____________________

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


     Depositor Preference Statute
     ____________________________

     Legislation has been enacted providing that deposits and certain claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.


     Monetary Policy And Economic Control
     ____________________________________

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


Item 2.  Properties.


     The Company owns and occupies offices in a building located at 1550 S.W. 57th Avenue, Miami, Florida. This building serves as the Bank's main office. The Bank's and the Company's offices occupy the entire building. Management believes that this location provides sufficient parking for its customers as well as visibility from S.W. 57th Avenue, a major thoroughfare.

     The Bank owns ten of its fourteen full-service branches and leases the remaining four offices, all of which branches are located in Miami-Dade
County or Broward County, Florida.   Additional information relating to the
Company's lease commitments is set forth in Note 4 on page 29 in the Company's 2004 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.


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




                                 PART II


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.


     Information required to be reported under this item is set forth on pages 13 and 14 of the Company's 2004 Annual Report and on page 7 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


Item 6.  Selected Financial Data.


     Information required to be reported under this item is set forth on pages 2 and 3 of the Company's 2004 Annual Report and is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Information required to be reported under this item is set forth on pages 4 through 17 of the Company's 2004 Annual Report and is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.


     Information required to be reported under this item is set forth on pages 15 and 16 of the Company's 2004 Annual Report under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.


     The information required to be reported under this item is set forth on pages 18 through 39 of the Company's 2004 Annual Report and is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


     Not applicable.


Item 9A. Report of Management on Internal Control Over Financial Reporting

     Within the 75-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

     The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company's internal control over financial reporting in order to evaluate the effectiveness of such controls.

     See page 18 of the Company's 2004 Annual Report for "Management's Report on Internal Control Over Financial Reporting", and page 19 for the Report of the Company's independent registered certified public accounting firm with respect to management's assessment of internal control. There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  Other Information

     Not applicable.





                                  PART III


Item 10.   Directors and Executive Officers of the Registrant.

     The Company has adopted a Code of Ethics that applies to the Company's Chairman and Chief Executive Officer, the Chief Financial Officer and Controller. The Code of Ethics is available on the Company's website at www.commercialbankfl.com. Reference to the Company's website in this Annual Report on 10K does not in any way incorporate information contained in such website into this report.

     Additional information required to be reported under this item is set forth on pages 2, 3, 5 and 14 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


Item 11.  Executive Compensation.


     Information required to be reported under this item is set forth on pages 4 through 12 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.


     Information required to be reported under this item is set forth on pages 7, 13 and 14 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.


     Information required to be reported under this item is set forth on page 16 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


Item 14.  Principal Accountant Fees and Services.

     Information required to be submitted under this item is set forth on page 15 of the Company's 2005 Proxy Statement and is incorporated herein by reference.


                                  PART IV

Item 15.  Exhibits and Financial Statement Schedules.

   (a)     The following documents are filed as part of this report:

    1.     Financial Statements:

           Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company's financial statements contained in the Company's 2004 Annual Report attached as Exhibit 13.1 to this report.

    2.     Financial Statement Schedules:

           All schedules are omitted because they are not applicable or the required information is contained the Company's financial statements or the notes thereto.

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

   10.17 Commercial Bankshares, Inc., 2004 Outside Director Stock Option Plan, approved by stockholders on April 20, 2004. Incorporated by reference to Appendix I of the Company's 2004, Definitive Proxy Statement.

   10.18 Commercial Bankshares, Inc., 2004 Employee Stock Option Plan, approved by stockholders on April 20, 2004. Incorporated by reference to Appendix II of the Company's 2004, Definitive Proxy Statement.

   11.1 Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 32 of the 2004 Annual Report and is incorporated herein by reference.

   13.1**  2004 Annual Report to Shareholders of Commercial Bankshares, Inc.

   21.1    Subsidiaries of the Company (filed herewith).

   23.1    Consent of PricewaterhouseCoopers LLP (filed herewith).

   31.1 Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached herewith).

   31.2 Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached herewith).

   32.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached herewith).

   32.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached herewith).

_______________________

   * Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

   ** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of such Form 10-K (attached herewith).

   (b)     Exhibits

           See Item 15(a)3 above.

   (c)     Financial Statement Schedules

           See Item 15(a)2 above.


                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
_______________________
Chairman of the Board and Chief Executive Officer
March 15, 2005


By:/s/ Barbara E. Reed
______________________
Senior Vice President and Chief Financial Officer
March 15, 2005



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                     Date
____________________________     _____________________________   ______________


By:/s/ Joseph W. Armaly          Chairman of the Board           March 15, 2005
_______________________          and Chief Executive Officer
                                 (Principal Executive Officer)


By:/s/ Jack J. Partagas          President,                      March 15, 2005
_______________________          Chief Operating Officer,
                                 and Director


By:/s/ Barbara E. Reed           Senior Vice President           March 15, 2005
______________________           and Chief Financial Officer



By:/s/ Cromwell A. Anderson      Director                        March 15, 2005
___________________________



By:/s/ Robert Namoff             Director                        March 15, 2005
____________________



By:/s/ Sherman Simon             Director                        March 15, 2005
____________________



By:/s/ Michael W. Sontag         Director                        March 15, 2005
________________________



By:/s/ Martin Yelen              Director                        March 15, 2005
___________________



                               Exhibit 13.1


Commercial Bankshares, Inc. 2004 Annual Report









                               Exhibit 21.1

Subsidiaries of Commercial Bankshares, Inc.:

Commercial Bank of Florida, a Florida chartered banking corporation (100%)









                               Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S 8/S-3 (No. 33-96606) and Forms S-8 (No. 333-11295 and No. 333-11607) of Commercial Bankshares, Inc. of our report dated March 15, 2005 relating to the financial statements, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10 K.



/s/PricewaterhouseCoopers LLP
_____________________________

Miami, Florida
March 15, 2005



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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and we have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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



Dated:  March 15, 2005                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Joseph W. Armaly
                                       ____________________
                                       Chief Executive Officer


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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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



Dated:  March 15, 2005                 COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________
                                       Chief Financial Officer



                              Exhibit 32.1

Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



        /s/   Joseph W. Armaly
        ______________________
        Chief Executive Officer
        March 15, 2005


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.









                               Exhibit 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Annual Report of Commercial Bankshares, Inc., (the "Company") on Form 10-K for the year ended, December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



        /s/   Barbara E. Reed
        _____________________
        Chief Financial Officer
        March 15, 2005


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


