Form 10-Q
period 2005-03-31
COMMERCIAL BANKSHARES INC
filed 2005-05-09
CIK 354562

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2005

                                    OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _________  to  _________.


                      Commission File Number 0-22246


                       COMMERCIAL BANKSHARES, INC.
 ___________________________________________________________________________

           (Exact name of Registrant as specified in its charter)


               FLORIDA                                 65-0050176
 ___________________________________     ___________________________________

   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)


   1550 S.W. 57th Avenue, Miami, Florida                 33144
 __________________________________________          _____________

  (Address of principal executive offices)             (Zip Code)



                              (305) 267-1200
 ___________________________________________________________________________

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

     On May 1, 2005 there were 5,970,303 shares of common stock (par value $.08 per share) outstanding.






                             TABLE OF CONTENTS


Description                                                         Page No.
___________                                                         ________

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements                                       1

             Condensed Consolidated Balance Sheets as of
             March 31, 2005 (unaudited) and December 31, 2004           1

             Condensed Consolidated Statements of Income for the
             Three Months Ended March 31, 2005 and 2004 (unaudited)     2

             Condensed Consolidated Statements of Comprehensive
             Income for the Three Months Ended March 31, 2005 and
             2004 (unaudited)                                           3

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2005 and 2004 (unaudited)     4

             Notes To Condensed Consolidated Financial Statements       5

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                      12

   Item 4.   Controls and Procedures                                   13



PART II.  OTHER INFORMATION

   Item 6.   Exhibits                                                  14

   Signatures                                                          14

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






                        PART I - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                          COMMERCIAL BANKSHARES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     March 31, 2005 and December 31, 2004
                  (Dollars in thousands, except share data)


                                                     3/31/2005   12/31/2004
                                                     _________   __________

Assets:                                             (Unaudited)
  Cash and due from banks                             $ 32,896    $ 26,645
  Interest-bearing due from banks                       30,382      15,277
  Federal funds sold                                    43,448      36,204
                                                      ________    ________

     Total cash and cash equivalents                   106,726      78,126

  Investment securities available for sale,
     at fair value (cost of $187,547 in 2005
     and $173,940 in 2004)                             192,689     178,975
  Investment securities held to maturity,
     at cost (fair value of $146,294 in 2005
     and $147,779 in 2004)                             151,023     151,194
  Loans, net                                           459,588     454,520
  Premises and equipment, net                           12,229      12,192
  Accrued interest receivable                            4,651       5,947
  Other assets                                           6,436       6,836
                                                      ________    ________

      Total assets                                    $933,342    $887,790
                                                      ========    ========

Liabilities and stockholders' equity:
  Deposits:
    Demand                                            $168,213    $137,469
    Interest-bearing checking                          104,249     104,929
    Money market                                        90,494      83,928
    Savings                                             36,117      34,296
    Time                                               382,956     378,539
                                                      ________    ________

      Total deposits                                   782,029     739,161

  Securities sold under agreements to repurchase        69,166      67,661
  Accrued interest payable                                 729         673
  Accounts payable and accrued liabilities               5,424       5,267
                                                      ________    ________

      Total liabilities                                857,348     812,762
                                                      ________    ________

Stockholders' equity:
  Common stock, $.08 par value, 15,000,000
     authorized shares, 6,517,479 issued
     (6,489,041 in 2004) and 5,962,704
     outstanding (5,934,266 in 2004)                       521         519
  Additional paid-in capital                            47,759      47,373
  Retained earnings                                     31,080      29,181
  Accumulated other comprehensive income                 3,402       4,723
  Treasury stock, 554,775 shares, at cost               (6,768)     (6,768)
                                                      ________    ________

      Total stockholders' equity                        75,994      75,028
                                                      ________    ________

      Total liabilities and stockholders' equity      $933,342    $887,790
                                                      ========    ========


            The accompanying notes are an integral part of these
                condensed consolidated financial statements

                       COMMERCIAL BANKSHARES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            For the three months ended March 31, 2005 and 2004
                (Dollars in thousands, except share data)
                               (Unaudited)

                                                  Three months ended
                                                       March 31,
                                                  __________________

                                                    2005        2004
                                                    ____        ____
Interest income:
  Interest and fees on loans                       $7,303     $6,456
  Interest on investment securities                 3,960      3,734
  Interest on federal funds sold
   and due from banks                                 306        134
                                                   ______     ______

     Total interest income                         11,569     10,324
                                                   ______     ______

Interest expense:
  Interest on deposits                              3,228      2,713
  Interest on securities sold under
   agreements to repurchase                           251        164
                                                   ______     ______

     Total interest expense                         3,479      2,877
                                                   ______     ______

     Net interest income                            8,090      7,447
Provision(credit) for loan losses                      20        (42)
                                                   ______     ______
     Net interest income
     after provision                                8,070      7,489
                                                   ______     ______

Non-interest income:
  Service charges on deposit accounts                 520        584
  Other fees and service charges                      155        130
  Securities gains                                      -          -
                                                   ______     ______

     Total non-interest income                        675        714
                                                   ______     ______

Non-interest expense:
  Salaries and employee benefits                    2,763      2,648
  Occupancy                                           313        312
  Data processing                                     300        299
  Furniture and equipment                             230        197
  Professional fees                                   157        161
  Insurance                                            83        102
  Administrative service charges                       73         61
  Stationery and supplies                              69         68
  Telephone and fax                                    50         10
  Other                                               301        326
                                                   ______     ______

     Total non-interest expense                     4,339      4,184
                                                   ______     ______

     Income before income taxes                     4,406      4,019
Provision for income taxes                          1,493      1,314
                                                   ______     ______

     Net income                                    $2,913     $2,705
                                                   ======     ======

Earnings per common and common equivalent share:
     Basic                                           $.49       $.46
     Diluted                                         $.46       $.44

Weighted average number of shares
   and common equivalent shares:
     Basic                                      5,950,728  5,876,224
     Diluted                                    6,333,006  6,182,523

            The accompanying notes are an integral part of these
                condensed consolidated financial statements

                      COMMERCIAL BANKSHARES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          For the three months ended March 31, 2005 and 2004
                            (In thousands)
                              (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                       ___________________

                                                         2005      2004
                                                         ____      ____

Net income                                              $2,913    $2,705

Other comprehensive income(loss), net of tax:
  Unrealized holding gain(loss) arising
    during the period (net of tax expense(benefit)
    of ($830) in 2005 and $503 in 2004)                 (1,321)      856
                                                        ______    ______

  Other comprehensive income(loss)                      (1,321)      856
                                                        ______    ______

Comprehensive income                                    $1,592    $3,561
                                                        ======    ======






            The accompanying notes are an integral part of these
                condensed consolidated financial statements

                      COMMERCIAL BANKSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended March 31, 2005 and 2004
                             (In thousands)
                               (Unaudited)

                                                           2005      2004
                                                           ____      ____
Cash flows from operating activities:
  Net income                                             $ 2,913   $ 2,705
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Provision(credit) for loan losses                           20       (42)
  Income tax benefit from stock option exercises             136       315
  Depreciation, amortization and accretion, net              185       183
  Change in accrued interest receivable                    1,296     1,683
  Change in other assets                                     400        29
  Change in accounts payable and accrued liabilities         940     1,506
  Change in accrued interest payable                          56       (12)
                                                        ________  ________

     Net cash provided by operating activities             5,946     6,367
                                                        ________  ________

Cash flows from investing activities:
  Proceeds from maturities of investment securities
     held to maturity                                          -    17,105
  Proceeds from maturities of investment securities
     available for sale                                    3,500    18,000
  Proceeds from prepayments of mortgage backed
     securities held to maturity                             171       340
  Proceeds from prepayments of mortgage backed
     securities available for sale                         1,164     1,535
  Purchases of investment securities
     available for sale                                  (20,491)  (32,097)
  Net change in loans                                     (5,088)  (14,803)
  Purchases of premises and equipment                       (213)     (235)
                                                        ________  ________

     Net cash used in investing activities               (20,957)  (10,155)
                                                        ________  ________

Cash flows from financing activities:
  Net change in demand, savings, interest-bearing
     checking and money market accounts                   38,451    24,909
  Net change in time deposit accounts                      4,417    12,732
  Net change in securities sold under
     agreements to repurchase                              1,505    16,351
  Dividends paid                                          (1,014)   (1,229)
  Proceeds from exercise of stock options                    252       904
                                                        ________  ________

     Net cash provided by financing activities            43,611    53,667
                                                        ________  ________


Increase in cash and cash equivalents                     28,600    49,879
Cash and cash equivalents at beginning of period          78,126    59,951
                                                        ________  ________

Cash and cash equivalents at end of period              $106,726  $109,830
                                                        ========  ========

Supplemental disclosures:
  Interest paid                                         $    588   $   866
                                                        ========  ========

  Income taxes paid                                     $    118   $     -
                                                        ========  ========



            The accompanying notes are an integral part of these
                condensed consolidated financial statements

                     COMMERCIAL BANKSHARES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2004 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.


2.  STOCK OPTIONS

The following table provides the Statement of Financial Accounting Standard
(SFAS) No. 148 disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards for the three month period ended March 31, 2005 compared to the same period in the prior year:

                                                  Three Months Ended
                                                       March 31,
                                                 ____________________

                                                  2005         2004
                                                  ____         ____

                                                (Dollars in thousands)

Net income as reported                           $2,913       $2,705

Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                        (81)         (46)
                                                 ______       ______

Pro forma net income                             $2,832       $2,659
                                                 ======       ======



Earnings per share, basic
   as reported                                   $  .49       $  .46
Earnings per share, basic
   pro forma                                     $  .48       $  .45
Earnings per share, diluted
   as reported                                   $  .46       $  .44
Earnings per share, diluted
   pro forma                                     $  .45       $  .43



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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS)(in thousands, except per share amounts):


                 Three Months Ended                Three Months Ended
                   March 31, 2005                    March 31, 2004
         ________________________________  ________________________________

           Income      Shares   Per-Share    Income      Shares   Per-Share
         (Numerator)(Denominator) Amount   (Numerator)(Denominator) Amount
          _________  ___________  ______    _________  ___________  ______

Basic EPS   $2,913      5,951      $.49      $2,705       5,876      $.46

Effect of
Dilutive
Options          -        382      (.03)          -         307      (.02)
            ______      _____      ____      ______       _____      ____

Diluted EPS $2,913      6,333      $.46      $2,705       6,183      $.44
            ======      =====      ====      ======       =====      ====


All outstanding options were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options' exercise price.


4. COMMITMENTS AND CONTINGENCIES

Standby letters of credit are conditional commitments issued by Commercial Bank of Florida ("the Bank") to guarantee the performance of a customer to a third party. The Bank had outstanding standby letters of credit in the amount of $4.7 million as of March 31, 2005 as compared to $5.9 million as of December 31, 2004. Approximately $398,000 of the standby letters of credit outstanding at March 31, 2005 were issued subsequent to December 31, 2004 and are being carried at fair value. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amounts of those instruments. The Bank uses the same credit policies in establishing conditional obligations as those for on-balance sheet instruments. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral held varies but may include cash, or the goods acquired by the customer for which the standby letter of credit was issued.


Since certain letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.


5.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 20". Under APB No. 20 there was an exception from fair value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, and shall be applied prospectively. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods after December 2004. The provisions of this statement are not expected to have a material effect on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), entitled "Share-Based Payment" that will require compensation costs related to share-based payment transactions to be recognized in the Company's financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is a revision of SFAS No. 123, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Company currently applies APB No. 25 and related interpretations in the accounting for stock options under the intrinsic value method of APB No. 25 and provides pro forma disclosure of the Company's stock-based compensation expense as currently required by SFAS No. 123. See Note 2 of Notes to Consolidated Financial Statement for this pro forma disclosure. Management of the Company intends to adopt SFAS No. 123(R) as required on January 1, 2006, using the modified prospective application method. The provisions of this statement are not expected to have a material effect on the financial statements of the Company.

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


              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2004 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

The Company's net income for the three months ended March 31, 2005, was $2.91 million, an 8% increase over net income for the same three month period ended March 31, 2004 of $2.70 million. Basic and diluted earnings per share were $.49 and $.46, respectively, for the three months ended March 31, 2005, as compared to $.46 and $.44, respectively, for the three months ended March 31, 2004.

The Company's first quarter tax-equivalent net interest income increased 9% to $8.37 million, from $7.71 million in the first quarter in 2004. The increase is the result of growth in average earning assets, which have increased 12% to $849 million for the first quarter of 2005, as compared to $758 million for the first quarter of 2004. The tax-equivalent net interest yield for the three months ended March 31, 2005 was 4.00%, as compared to 4.09% for the same period in 2004. The decrease in net interest yield is the result of increased cost of funds. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $39,000, or 5%, for the first quarter of 2005, as compared to the corresponding period in 2004. The decrease is due to a reduction in service charges on deposit accounts of $64,000, partially offset by an increase in other fees and service charges of $25,000, which is primarily related to real estate tax refunds and insurance refunds.

Non-interest expense for the first quarter of 2005 increased $155,000, or 4% from the same quarter in 2004, due primarily to increases in salaries and employee benefits, furniture and equipment expense and telephone and fax expense, partially offset by decreases in insurance expense. Salaries and employee benefits increased $115,000, or 4%, due to the addition of two staff positions and normal salary adjustments. Furniture and equipment expense increased $33,000, or 17%, due to an increase in the maintenance of the Company's fourteen branch locations. Telephone and fax expense increased $40,000 due to credits which reduced the first quarter, 2004 telephone expense. Insurance expense decreased by $19,000, or 19%, after the renewal of certain policies which resulted in premium reductions.


Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses, management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance for loan losses was $4.77 million at March 31, 2005, as compared with $4.75 million at December 31, 2004. For the three months ended March 31, 2005, the allowance for loan losses was increased with a provision for loan losses of $20,000 and increased by approximately $2,000 in net recoveries. For the three months ended March 31, 2004, the allowance was decreased with a credit for loan losses of $42,000 and increased by approximately $130,000 in net recoveries. The allowance as a percentage of total loans has decreased to 1.03% at March 31, 2005, from 1.04% at December 31, 2004. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance for loan losses is sufficient to absorb probable losses in the loan portfolio.

Approximately $297 million, or 64%, of total loans was secured by non-residential real estate, and $109 million, or 24%, of total loans was secured by residential real estate as of March 31, 2005. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had two non-accrual loans at March 31, 2005, totaling $331,000. If these loans were not on non-accrual an additional $5,000 in interest would have been earned for the first quarter of 2005. There were no non-accrual loans at March 31, 2004.


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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $139 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of March 31, 2005.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $20 million of investment securities during the first three months of 2005, and loans increased by $6 million. Funding for the above came from increases in deposits of $43 million, an increase in securities sold under agreements to repurchase of $2 million and increases from proceeds of maturities and prepayments of investment securities of $5 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.90%, 14.17%, and 7.73%, respectively, as of March 31, 2005.


CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are disclosed on page 16 of its 2004 Annual Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, which report is filed with the Annual Report on Form 10-K for the year ended December 31, 2004. On an ongoing basis, the Company evaluates its estimates and assumptions, including those related to valuation of the loan portfolio. Since the date of the 2004 Annual Report, there have been no material changes to the Company's critical accounting policies.


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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank's GAP analysis at March 31, 2005.

                    INTEREST RATE SENSITIVITY ANALYSIS
                          (Dollars in Thousands)

                                           Term to Repricing
                             _______________________________________________

                                                           Over 1 Year
                              90 Days    91-181   182-365  & Non-rate
                              or Less     Days      Days   Sensitive  Total
                             ________  ________  ________  ________  ________
Interest-earning assets:
   Interest-bearing
     due from banks          $ 30,382  $      -  $      -  $      -  $ 30,382
   Federal funds sold          43,448         -         -         -    43,448
   Investment securities (1)    5,092     6,084    17,805   311,921   340,902
   Gross loans
     (excluding non-accrual)  110,194    46,653   102,554   205,683   465,084
                             ________  ________  ________  ________  ________
   Total interest-
     earning assets          $189,116  $ 52,737  $120,359  $517,604  $879,816
                             ========  ========  ========  ========  ========

Interest-bearing liabilities:
   Interest-bearing checking $      -  $      -  $      -  $104,249  $104,249
   Money market                     -    22,624    22,624    45,246    90,494
   Savings                          -         -         -    36,117    36,117
   Time deposits               63,934    59,913   109,801   149,308   382,956
   Borrowed funds              75,924         -         -         -    75,924
                             ________  ________  ________  ________  ________
   Total interest-bearing
     liabilities             $139,858  $ 82,537  $132,425  $334,920  $689,740
                             ========  ========  ========  ========  ========

Interest sensitivity gap     $ 49,258  $(29,800) $(12,066) $182,684  $190,076
                             ========  ========  ========  ========  ========

Cumulative gap               $ 49,258  $ 19,458  $  7,392  $190,076
                             ========  ========  ========  ========

Cumulative ratio of interest-
   earning assets to interest-
   bearing liabilities           135%     109%      102%      128%
Cumulative gap as a percentage
   of total interest-
   earning assets                5.6%     2.2%      0.8%     21.6%


(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Money market accounts have been allocated 25% to the "91-181 days" category, 25% to the "182-365 days" category, and 50% to the "over 1 year" category. Interest checking and savings are allocated to the "over 1 year" category. If non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -20.6%, -21.5%, -20.3% and 21.6% for 90 days or less, 91-181 days,
182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2005, the Bank's simulation analysis projects a decrease to net interest income of 7.5%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 4.4%. These projected levels are within the Bank's policy limits.




                       ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of March 31, 2005, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company's internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

COMMERCIAL BANKSHARES, INC.



By:/s/ Joseph W. Armaly
   ____________________

Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
May 9, 2005


By:/s/ Barbara E. Reed
   ___________________
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2005


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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and we have:

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


Dated:  May 9, 2005                    COMMERCIAL BANKSHARES, INC.


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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financing reporting (as defined in Exchange Act Rules 13a-15(f)) for the registrant and we have:

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

      c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

      d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

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

Dated:  May 9, 2005                    COMMERCIAL BANKSHARES, INC.


                                       /s/ Barbara E. Reed
                                       ___________________

                                       Chief Financial Officer


                              EXHIBIT 32.1


Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joseph W. Armaly, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods expressed in the Report.



       /s/  Joseph W. Armaly
       _____________________
       Chief Executive Officer
       May 9, 2005


The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.



                              EXHIBIT 32.2

Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

     In connection with the Quarterly Report of Commercial Bankshares, Inc. (the "Company") on Form 10-Q for the quarter ended, March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Barbara E. Reed, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

       Chief Financial Officer
       May 9, 2005

The foregoing certification is being furnished solely pursuant to 18 U.S.C.
Section 1350 and is not being filed as part of the Report or as a separate disclosure document.


