Form 10-Q
period 2005-06-30
COMMERCIAL BANKSHARES INC
filed 2005-08-08
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission File Number 0-22246

      COMMERCIAL BANKSHARES, INC
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
Yes  X    No      .

On August 1, 2005 there were 6,003,417 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004	1

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	13

Item 6.	Exhibits	13

Signatures		13

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004
(Dollars in thousands, except share data)

	6/30/2005	12/31/2004
Assets:	(Unaudited)
Cash and due from banks	$29,322	$26,645
Interest-bearing due from banks	30,552	15,277
Federal funds sold	39,965	36,204
Total cash and cash equivalents	99,839	78,126

Investment securities available for sale, at fair value (cost of $200,582 in 2005 and $173,940 in 2004)	206,826	178,975
Investment securities held to maturity, at cost (fair value of $148,930 in 2005 and $147,779 in 2004)	150,567	151,194
Loans, net	484,125	454,520
Premises and equipment, net	12,125	12,192
Accrued interest receivable	6,221	5,947
Other assets	6,331	6,836
Total assets	$966,034	$887,790

Liabilities and stockholders' equity:
Deposits:
Demand	$156,747	$137,469
Interest-bearing checking	104,081	104,929
Money market	101,973	83,928
Savings	34,596	34,296
Time	408,699	378,539
Total deposits	806,096	739,161

Securities sold under agreements to repurchase	75,226	67,661
Accrued interest payable	788	673
Accounts payable and accrued liabilities	4,966	5,267
Total liabilities	887,076	812,762

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,542,273 issued (6,489,041 in 2004) and 5,987,498 outstanding (5,934,266 in 2004)	523	519
Additional paid-in capital	48,048	47,373
Retained earnings	33,076	29,181
Accumulated other comprehensive income	4,079	4,723
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	78,958	75,028
Total liabilities and stockholders' equity	$966,034	$887,790

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2005 and 2004
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$7,745	$6,633	$15,048	$13,089
Interest on investment securities	4,206	3,784	8,166	7,518
Interest on federal funds sold and due from banks	462	156	768	290
Total interest income	12,413	10,573	23,982	20,897

Interest expense:
Interest on deposits	3,721	2,700	6,949	5,413
Interest on securities sold under agreements to repurchase	346	179	597	343
Total interest expense	4,067	2,879	7,546	5,756
Net interest income	8,346	7,694	16,436	15,141
Provision (credit) for loan losses	120	66	140	24
Net interest income after provision	8,226	7,628	16,296	15,117

Non-interest income:
Service charges on deposit accounts	496	579	1,016	1,163
Other fees and service charges	139	140	294	270
Securities gains	-	-	-	-
Total non-interest income	635	719	1,310	1,433

Non-interest expense:
Salaries and employee benefits	2,783	2,612	5,546	5,260
Occupancy	332	331	645	643
Data processing	305	298	605	597
Furniture and equipment	218	205	448	402
Professional fees	106	91	263	252
Insurance	80	107	163	209
Other	465	523	958	988
Total non-interest expense	4,289	4,167	8,628	8,351

Income before income taxes	4,572	4,180	8,978	8,199
Provision for income taxes	1,559	1,374	3,052	2,688
Net income	$3,013	$2,806	$5,926	$5,511

Earnings per common and common equivalent share:
Basic	$.50	$.47	$.99	$.93
Diluted	$.48	$.45	$.94	$.89
Weighted average number of shares and common equivalent shares:
Basic	5,976,676	5,922,699	5,963,774	5,900,944
Diluted	6,275,838	6,198,109	6,273,539	6,184,691

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2005 and 2004
(In thousands)
(Unaudited)

	Three months ended
	June 30,

	2005	2004

Net income	$3,013	$2,806

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of $425 in 2005 and ($1,531) in 2004)	677	(2,606)
Other comprehensive income (loss)	677	(2,606)

Comprehensive income	$3,690	$200

	Six months ended
	June 30,

	2005	2004

Net income	$5,926	$5,511

Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period (net of tax benefit of $404 in 2005 and $1,028 in 2004)	(644)	(1,750)
Other comprehensive loss	(644)	(1,750)

Comprehensive income	$5,282	$3,761

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$ 5,926	$ 5,511
Adjustments to reconcile net income to net cash provided by operating activities:
Provision(credit) for loan losses	140	24
Income tax benefit from stock option exercises	226	315
Loss on sale of premises and equipment	4	-
Depreciation, amortization and accretion, net	374	387
Change in accrued interest receivable	(274)	344
Change in other assets	505	224
Change in accounts payable and accrued liabilities	345	334
Change in accrued interest payable	115	(51)
Net cash provided by operating activities	7,361	7,088

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	300	22,943
Proceeds from maturities of investment securities available for sale	13,800	18,380
Proceeds from prepayments of mortgage backed securities held to maturity	328	775
Proceeds from prepayments of mortgage backed securities available for sale	2,611	3,372
Purchases of investment securities available for sale	(45,287)	(60,994)
Net change in loans	(29,745)	(25,248)
Purchases of premises and equipment	(289)	(329)
Net cash used in investing activities	(58,282)	(41,101)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	36,775	44,402
Net change in time deposit accounts	30,160	9,502
Net change in securities sold under agreements to repurchase	7,565	9,626
Dividends paid	(2,319)	(2,173)
Proceeds from exercise of stock options	453	1,118
Net cash provided by financing activities	72,634	62,475

Increase in cash and cash equivalents	21,713	28,462
Cash and cash equivalents at beginning of period	78,126	59,951
Cash and cash equivalents at end of period	$99,839	$88,413

Supplemental disclosures:
Interest paid	$1,187	$1,343

Income taxes paid	$2,773	$2,325

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2. STOCK OPTIONS

The following table provides the Statement of Financial Accounting Standard (SFAS) No. 148 disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004
	(Dollars in thousands)
Net income as reported	$3,013	$2,806	$5,926	$5,511

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(84)	(85)	(165)	(131)
Pro forma net income	$2,929	$2,721	$5,761	$5,380

Earnings per share, basic as reported	$.50	$.47	$.99	$.93
Earnings per share, basic pro forma	$.49	$.46	$.97	$.91
Earnings per share, diluted as reported	$.48	$.45	$.94	$.89
Earnings per share, diluted pro forma	$.47	$.44	$.92	$.87

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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,013	5,977	$.50	$2,806	5,923	$.47

Effect of
Dilutive
Options	-	299	(.02)	-	275	(.02)

Diluted EPS	$3,013	6,276	$.48	$2,806	6,198	$.45

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$5,926	5,964	$.99	$5,511	5,901	$.93

Effect of
Dilutive
Options	-	310	(.05)	-	284	(.04)

Diluted EPS	$5,926	6,274	$.94	$5,511	6,185	$.89

All outstanding options were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options' exercise price.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to draft FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Management does not anticipate the issuance of the final consensus will have a material impact on the statements of the Company.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. Statement No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The provisions of this statement are not expected to have a material effect on financial statements of the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

The Company's net income for the three months ended June 30, 2005, was $3.01 million, a 7% increase over net income for the same three month period ended June 30, 2004 of $2.81 million. Basic and diluted earnings per share were $.50 and $.48, respectively, for the three months ended June 30, 2005, as compared to $.47 and $.45, respectively, for the three months ended June 30, 2004.

Results for the six months ended June 30, 2005 showed net income of $5.93 million, an 8% increase over net income for the six months ended June 30, 2004 of $5.51 million. Basic and diluted earnings per share were $.99 and $.94, respectively, for the six months ended June 30, 2005, as compared to $.93 and $.89, respectively, for the six months ended June 30, 2004.

The Company's second quarter tax-equivalent net interest income increased 8% to $8.63 million, from $7.97 million in the second quarter in 2004. The increase is the result of growth in average earning assets, which have increased 13% to $898 million for the second quarter of 2005, as compared to $796 million for the second quarter of 2004. The tax-equivalent net interest yield for the three months ended June 30, 2005 was 3.86%, as compared to 4.03% for the same period in 2004. The decrease in net interest yield is the result of increasing interest rates and the Bank’s liabilities repricing more quickly than its assets. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

For the six months ended June 30, 2005 tax equivalent net interest income increased 8% to $17 million from $15.7 million the same six-month period one year ago, and the tax-equivalent net interest margin decreased to 3.92% from 4.06% one year ago.

Non-interest income decreased by $84,000, or 12%, for the second quarter of 2005, as compared to the corresponding period in 2004 and decreased by $123,000 for the six months ended June 30, 2005, as compared to the same six month period ending June 30, 2004. The decrease in the second quarter is due to a reduction in service charges on deposit accounts of $83,000. The decrease in the six months ended June 30, 2005 is also due to a decrease in service charges on deposit accounts of $147,000, partially offset by an increase in other fees and service charges of $24,000, which is primarily related to real estate tax refunds and insurance refunds.

Non-interest expense for the second quarter of 2005 increased $122,000, or 3% from the same quarter in 2004, due primarily to increases in salaries and employee benefits and professional fees, partially offset by decreases in insurance expense and other miscellaneous expenses. Salaries and employee benefits increased $171,000, or 7%, due to normal salary adjustments. Professional fees increased $15,000, or 16%, due to an increase in audit fees. Insurance expense decreased by $27,000, or 25%, after the renewal of certain policies which resulted in premium reductions. Other miscellaneous expenses decreased $58,000, or 11%, due to a reclassification of contingent liabilities.

Non-interest expense for the six months ended June 30, 2005 increased $277,000, or 3%, from the six months ended June 30, 2004 due to an increase in salaries and employee benefits and furniture and equipment, partially offset by a decrease in insurance expense. Salaries and employee benefits increased $286,000, or 5%, due to normal salary adjustments. Furniture and equipment increased $46,000, or 11%, due to an increase in the maintenance of the Bank’s fourteen branch locations. Insurance expense decreased $46,000, or 22%, after the renewal of several policies which resulted in premium reductions.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $4.89 million at June 30, 2005, as compared with $4.77 million at March 31, 2005 and $4.75 million at December 31, 2004. For the three months ended June 30, 2005 the allowance was increased with a provision for loan losses of $120,000 and increased by approximately $1,000 in net recoveries. For the three months ended June 30, 2004, the allowance was increased with a provision for loan losses of $65,000 and increased by approximately $7,000 in net recoveries. For the six months ended June 30, 2005, the allowance was increased with a provision for loan losses of $140,000 and increased by approximately $3,000 in net recoveries. For the six months ended June 30, 2004, the allowance was increased with a provision for loan losses of $24,000 and increased by approximately $137,000 in net recoveries. The allowance as a percentage of total loans has decreased to 1.00% at June 30, 2005, from 1.03% at March 31, 2005 and 1.03% at December 31, 2004. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

Approximately $301 million, or 61%, of total loans was secured by non-residential real estate, and $130 million, or 27%, of total loans was secured by residential real estate as of June 30, 2005. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans at June 30, 2005 or June 30, 2004.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At June 30, 2005 loan commitments totaled $53.8 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $144 million, and Federal Funds purchased lines available at correspondent banks amounting to $23 million as of June 30, 2005.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $45 million of investment securities during the first six months of 2005, and loans increased by $30 million. Funding for the above came from increases in deposits of $67 million, an increase in securities sold under agreements to repurchase of $8 million and increases from proceeds of maturities and prepayments of investment securities of $17 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio").
Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.68%, 13.90%, and 7.71%, respectively, as of June 30, 2005.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are disclosed on page 16 of its 2004 Annual Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, which report is filed with the Annual Report on Form 10-K for the year ended December 31, 2004. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to valuation of the loan portfolio. Since the date of the 2004 Annual Report, there have been no material changes to the Company’s critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management’s efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or repricing date, rate of return and degree of risk. The Asset/Liability Management Committee of the Bank oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at June 30, 2005.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing
due from banks	$30,552	$0	$0	$0	$30,552
Federal funds sold	39,965	0	0	0	39,965
Investment securities (1)	36,560	3,802	49,824	264,547	354,733
Gross loans	134,018	68,892	85,538	201,334	489,782
(excluding non-accrual)
Total interest-	$241,095	$72,694	$135,362	$465,881	$915,032
earning assets

Interest-bearing liabilities:
Interest-bearing checking	$0	$0	$0	$104,081	$104,081
Money market	0	25,493	25,493	50,987	101,973
Savings	0	0	0	34,596	34,596
Time deposits	78,087	76,937	96,916	156,759	408,699
Borrowed funds	82,664	0	0	0	82,664
Total interest-bearing	$160,751	$102,430	$122,409	$346,423	$732,013
liabilities

Interest sensitivity gap	$80,344	($29,736)	$12,953	$119,458	$183,019

Cumulative gap	$80,344	$50,608	$63,561	$183,019

Cumulative ratio of interest-earning assets to interest-bearing liabilities	150%	119%	116%	125%
Cumulative gap as a percentage of total interest-earning assets	8.8%	5.5%	6.9%	20.0%

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
,
The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 2005, the Bank's simulation analysis projects a decrease to net interest income of 5.94%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 5.01%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company’s internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2005, the Company held an annual meeting of the stockholders for holders of the Common Stock to elect seven persons to the Company's Board of Directors.

The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee	Votes Cast For	Votes Withheld

Joseph W. Armaly	5,399,304	97,326
Jack J. Partagas	5,399,304	97,326
Cromwell A. Anderson	5,460,737	35,893
Robert Namoff	5,494,797	1,833
Sherman Simon	5,415,691	80,939
Michael W. Sontag	5,494,797	1,833
Martin Yelen	5,494,797	1,833

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.

By:/s/ Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
August 8, 2005

By:/s/ Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 8, 2005