Form 10-Q
period 2005-09-30
COMMERCIAL BANKSHARES INC
filed 2005-11-09
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On November 1, 2005 there were 6,003,417 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	1

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION
Item 6.	Exhibits	13

Signatures		13

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004
(Dollars in thousands, except share data)

	9/30/2005	12/31/2004
Assets:	(Unaudited)
Cash and due from banks	$30,776	$26,645
Interest-bearing due from banks	15,651	15,277
Federal funds sold	45,283	36,204
Total cash and cash equivalents	91,710	78,126

Investment securities available for sale, at fair value (cost of $231,544 in 2005 and $173,940 in 2004)	235,191	178,975
Investment securities held to maturity, at cost (fair value of $145,959 in 2005 and $147,779 in 2004)	150,365	151,194
Loans, net	484,956	454,520
Premises and equipment, net	11,987	12,192
Accrued interest receivable	5,038	5,947
Other assets	6,247	6,836
Total assets	$985,494	$887,790

Liabilities and stockholders' equity:
Deposits:
Demand	$179,008	$137,469
Interest-bearing checking	94,015	104,929
Money market	86,468	83,928
Savings	32,814	34,296
Time	434,291	378,539
Total deposits	826,596	739,161

Securities sold under agreements to repurchase	74,029	67,661
Accrued interest payable	811	673
Accounts payable and accrued liabilities	4,341	5,267
Total liabilities	905,777	812,762

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,558,192 issued (6,489,041 in 2004) and 6,003,417 outstanding (5,934,266 in 2004)	525	519
Additional paid-in capital	48,336	47,373
Retained earnings	35,141	29,181
Accumulated other comprehensive income	2,483	4,723
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	79,717	75,028
Total liabilities and stockholders' equity	$985,494	$887,790

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2005 and 2004
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$8,156	$6,793	$23,204	$19,882
Interest on investment securities	4,388	3,770	12,554	11,288
Interest on federal funds sold and due from banks	617	233	1,385	523
Total interest income	13,161	10,796	37,143	31,693

Interest expense:
Interest on deposits	4,275	2,707	11,224	8,120
Interest on securities sold under agreements to repurchase	413	199	1,010	542
Total interest expense	4,688	2,906	12,234	8,662
Net interest income	8,473	7,890	24,909	23,031
Provision (credit) for loan losses	30	110	170	134
Net interest income after provision	8,443	7,780	24,739	22,897

Non-interest income:
Service charges on deposit accounts	491	573	1,507	1,736
Other fees and service charges	149	142	443	412
Securities gains	-	-	-	-
Total non-interest income	640	715	1,950	2,148

Non-interest expense:
Salaries and employee benefits	2,764	2,640	8,310	7,900
Occupancy	368	346	1,013	989
Data processing	312	286	917	883
Furniture and equipment	220	210	668	612
Professional fees	107	125	370	377
Insurance	80	101	243	310
Other	539	494	1,497	1,482
Total non-interest expense	4,390	4,202	13,018	12,553

Income before income taxes	4,693	4,293	13,671	12,492
Provision for income taxes	1,607	1,435	4,659	4,123
Net income	3,086	2,858	9,012	8,369

Earnings per common and common equivalent share:
Basic	$.51	$.48	$1.51	$1.42
Diluted	$.49	$.46	$1.44	$1.35
Weighted average number of shares and common equivalent shares:
Basic	6,002,206	5,932,566	5,976,723	5,908,056
Diluted	6,286,508	6,238,854	6,277,899	6,201,413

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	Three months ended September 30,

	2005	2004

Net income	$3,086	$2,858

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of ($1,002) in 2005 and $1,263 in 2004)	(1,596)	2,151
Other comprehensive income (loss)	(1,596)	2,151

Comprehensive income	$1,490	$5,009

	Nine months ended September 30,

	2005	2004

Net income	$9,012	$8,369

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of ($1,407) in 2005 and $236 in 2004)	(2,240)	401
Other comprehensive income (loss)	(2,240)	401

Comprehensive income	$6,772	$8,770

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$9,012	$8,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	170	250
Income tax benefit from stock option exercises	226	315
(Gain) loss on sale of premises and equipment	4	(1)
Depreciation, amortization and accretion, net	589	582
Change in accrued interest receivable	909	1,535
Change in other assets	589	(271)
Change in accounts payable and accrued liabilities	717	657
Change in accrued interest payable	138	(32)
Net cash provided by operating activities	12,354	11,404

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	300	33,167
Proceeds from maturities of investment securities available for sale	18,830	20,680
Proceeds from prepayments of mortgage backed securities held to maturity	531	988
Proceeds from prepayments of mortgage backed securities available for sale	4,931	4,534
Purchases of investment securities available for sale	(83,632)	(84,776)
Net change in loans	(30,606)	(27,106)
Purchases of premises and equipment	(333)	(455)
Sales of premises and equipment	-	1
Net cash used in investing activities	(89,979)	(52,967)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	31,683	46,475
Net change in time deposit accounts	55,752	8,721
Net change in securities sold under agreements to repurchase	6,368	12,939
Dividends paid	(3,337)	(3,122)
Proceeds from exercise of stock options	743	1,118
Net cash provided by financing activities	91,209	66,131

Increase in cash and cash equivalents	13,584	24,568
Cash and cash equivalents at beginning of period	78,126	59,951
Cash and cash equivalents at end of period	91,710	84,519

Supplemental disclosures:
Interest paid (net of amounts credited to deposit accounts)	$12,095	$1,801

Income taxes paid	$4,425	$3,980

Securities purchased pending settlement	$0	$7,625

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2. STOCK OPTIONS

The following table provides the Statement of Financial Accounting Standard (SFAS) No. 148 disclosure of pro forma net income and earnings per share as if the Company had adopted the fair value method of accounting for stock-based awards for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004
	(Dollars in thousands)
Net income as reported	$3,086	$2,858	$9,012	$8,369

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(38)	(45)	(203)	(176)
Pro forma net income	$3,048	$2,813	$8,809	$8,193

Earnings per share, basic as reported	$.51	$.48	$1.51	$1.42
Earnings per share, basic pro forma	$.51	$.47	$1.47	$1.39
Earnings per share, diluted as reported	$.49	$.46	$1.44	$1.35
Earnings per share, diluted pro forma	$.49	$.45	$1.40	$1.32

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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,086	6,002	$.51	$2,858	5,933	$.48

Effect of Dilutive Options	-	285	(.02)	-	306	(.02)

Diluted EPS	$3,086	6,287	$.49	$2,858	6,239	$.46

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$9,012	5,977	$1.51	$8,369	5,908	$1.42

Effect of Dilutive Options	-	301	(.07)	-	293	(.07)

Diluted EPS	$9,012	6,278	$1.44	$8,369	6,201	$1.35

All outstanding options for 2005 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options' exercise price. Options to purchase 76,875 and 2,500 shares of common stock at $26.66 and $25.94, respectively, per share were outstanding at September 20, 2004, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provision. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The provisions of this statement are not expected to have a material effect on financial statements of the Company.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

The Company's net income for the three months ended September 30, 2005, was $3.09 million, an 8% increase over net income for the same three month period ended September 30, 2004 of $2.86 million. Basic and diluted earnings per share were $.51 and $.49, respectively, for the three months ended September 30, 2005, as compared to $.48 and $.46, respectively, for the three months ended September 30, 2004.

Results for the nine months ended September 30, 2005 showed net income of $9.01 million, an 8% increase over net income for the nine months ended September 30, 2004 of $8.37 million. Basic and diluted earnings per share were $1.51 and $1.44, respectively, for the nine months ended September 30, 2005, as compared to $1.42 and $1.35, respectively, for the nine months ended September 30, 2004.

The Company's third quarter tax-equivalent net interest income increased 6% to $8.75 million, from $8.22 million in the third quarter in 2004. The increase is the result of growth in average earning assets, which have increased 16% to $936 million for the third quarter of 2005, as compared to $806 million for the third quarter of 2004. The tax-equivalent net interest yield for the three months ended September 30, 2005 was 3.71%, as compared to 4.06% for the same period in 2004. The decrease in net interest yield is the result of increasing interest rates and the Bank’s liabilities repricing more quickly than its assets. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

For the nine months ended September 30, 2005 tax equivalent net interest income increased 7% to $25.75 million from $23.90 million the same nine-month period one year ago, and the tax-equivalent net interest margin decreased to 3.85% from 4.06% one year ago.

Non-interest income decreased by $75,000, or 10%, for the third quarter of 2005, as compared to the corresponding period in 2004 and decreased by $198,000 for the nine months ended September 30, 2005, as compared to the same nine month period ending September 30, 2004. The decrease in the third quarter is the result of a reduction in service charges for insufficient funds due to management’s decision last year to counsel or close the accounts of habitually overdrawn customers and a reduction in business analysis fee income due to the increase of the business analysis rate, which is used to calculate credits to offset fees. The decrease in the nine months ended September 30, 2005 is also due to decreases in service charges for insufficient funds and business analysis fees.

Non-interest expense for the third quarter of 2005 increased $188,000, or 4% from the same quarter in 2004, due to increases in salaries and employee benefits, data processing and occupancy expenses, partially offset by a decrease in insurance expense. Salaries and employee benefits increased $124,000, or 5%, due to normal salary adjustments. Data processing increased $27,000, or 9%, due to an increase in the number of accounts processed and additional expense associated with the new internet banking product. Occupancy increased $22,000, or 6%, due to higher real estate taxes on owned branch properties. Insurance expense decreased $21,000, or 21%, after the renewal of certain policies which resulted in premium reductions.

Non-interest expense for the nine months ended September 30, 2005 increased $465,000, or 4%, from the nine months ended September 30, 2004 due to increases in salaries and employee benefits, furniture and equipment and telephone expenses, partially offset by a decrease in insurance expense. Salaries and employee benefits increased $410,000, or 5%, due to normal salary adjustments. Furniture and equipment increased $56,000, or 9%, due to higher maintenance costs for the Bank's branch locations. Telephone expense increased $55,000, or 55%, due to credits received in 2004 and the installation of improved backup communication lines. Insurance expense decreased $67,000, or 22%, after the renewal of certain policies which resulted in premium reductions.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $4.96 million at September 30, 2005, as compared with $4.89 million at June 30, 2005 and $4.75 million at December 31, 2004. For the three months ended September 30, 2005 the allowance was increased with a provision for loan losses of $30,000 and increased by approximately $37,000 in net recoveries. For the three months ended September 30, 2004, the allowance was increased with a provision for loan losses of $110,000 and increased by approximately $3,000 in net recoveries. For the nine months ended September 30, 2005, the allowance was increased with a provision for loan losses of $170,000 and increased by approximately $40,000 in net recoveries. For the nine months ended September 30, 2004, the allowance was increased with a provision for loan losses of $134,000 and increased by approximately $140,000 in net recoveries. The allowance as a percentage of total loans has increased to 1.01% at September 30, 2005, from 1.00% at June 30, 2005 and 1.03% at December 31, 2004. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

Approximately $313 million, or 64%, of total loans was secured by non-residential real estate, and $123 million, or 25%, of total loans was secured by residential real estate as of September 30, 2005. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans and no loans past due 90 days or more and still accruing at September 30, 2005 or September 30, 2004.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At September 30, 2005 loan commitments totaled $55.2 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $147 million, and lines of credit available at correspondent banks amounting to $23 million as of September 30, 2005.

The Bank's primary use of funds is to originate loans and purchase investment securities. The Bank purchased $84 million of investment securities during the first nine months of 2005, and loans increased by $31 million. Funding for the above came from increases in deposits of $87 million, an increase in securities sold under agreements to repurchase of $6 million and increases from proceeds of maturities and prepayments of investment securities of $25 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.96%, 14.17%, and 7.79%, respectively, as of September 30, 2005.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at September 30, 2005.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing due from banks	$15,651	$0	$0	$0	$15,651
Federal funds sold	45,283	0	0	0	45,283
Investment securities (1)	6,336	12,786	11,690	352,274	383,086
Gross loans (excluding non-accrual)	147,761	57,920	78,669	206,319	490,669
Total interest-earning assets	$215,031	$70,706	$90,359	$558,593	$934,689

Interest-bearing liabilities:
Interest-bearing checking	$0	$0	$0	$94,015	$94,015
Money market	86,468	0	0	0	86,468
Savings	0	0	32,814	0	32,814
Time deposits	112,539	80,278	92,284	155,415	440,516
Borrowed funds	75,693	0	0	0	75,693
Total interest-bearing liabilities	$274,700	$80,278	$125,098	$249,430	$729,506

Interest sensitivity gap	$(59,669)	$(9,572)	$(34,739)	$309,163	$205,183

Cumulative gap	$(59,669)	$(69,241)	$(103,980)	$205,183

Cumulative ratio of interest-earning assets to interest-bearing liabilities	78%	80%	78%	128%
Cumulative gap as a percentage of total interest-earning assets	(6.4%)	(7.4%)	(11.1%)	22.0%

(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products. Savings accounts have been allocated to the “182-365 days” category and interest-bearing checking accounts have been allocated to the “over 1 year” category. If all non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -20.0%, -21.0%, -21.2% and 22.0% for 90 days or less, 91-181 days, 182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2005, the Bank's simulation analysis projects a decrease to net interest income of 5.09%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 3.82%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company’s internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
November 9, 2005

By:/s/ Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
November 9, 2005