Form 10-K
period 2005-12-31
COMMERCIAL BANKSHARES INC
filed 2006-03-16
CIK 354562

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 33-67254

Commercial Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0050176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1550 S.W. 57th Avenue, Miami, Florida	33144
(Address of principal executive offices)	(Zip Code)

(305) 267-1200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.08 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes __  No X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes __  No X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  [  ] Yes    [X] No

The aggregate market value of Company's outstanding common equity held by non-affiliates on June 30, 2005 (the last business day of the Company's most recently completed second fiscal quarter) was $196 million.

As of February 28, 2006, there were 6,034,369 shares outstanding.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2005 are incorporated by reference into Part I and Part II.

2. Certain portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2006 are incorporated by reference into Part III.

Description		Page No.

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	11
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	11
Item 9A.	Report of Management on Internal Control Over Financial Reporting	12
Item 9B.	Other Information	12

Part III
Item 10.	Directors and Executive Officers of the Registrant	12
Item 11.	Executive Compensation	12
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions	13
Item 14.	Principal Accountant Fees and Services	13

Part IV
Item 15.	Exhibits and Financial Statement Schedules	13

Signatures		16

Exhibit 10.17	Agreement to Provide Software and Services

Exhibit 10.18	Agreement for Item Processing Services

Exhibit 13.1	Commercial Bankshares, Inc. 2005 Annual Report

Exhibit 21.1	Subsidiaries of Commercial Bankshares, Inc

Exhibit 23.1	Consent of Independent Registered Public Accountants

Exhibit 23.2	Consent of Independent Registered Certified Public Accountants

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Report of Independent Registered Certified Public Accounting Firm, 2004

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

The Bank also offers ATM cards with access to local, state, and national networks, internet banking, safe deposit boxes, wire transfers, direct deposit of payroll and social security payments, and automatic drafts for various accounts. The Bank presently does not provide fiduciary or appraisal services.

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

Employees

At December 31, 2005, the Company and the Bank together employed 192 employees, of whom five are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

Available Information
A copy of the Company’s Annual Report on Form 10-K along with copies of the Company’s other periodic reports required to be filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, are available free of charge (absent exhibits) from the Company upon written request to Barbara E. Reed, Chief Financial Officer, Commercial Bankshares, Inc. 1550 S.W. 57th Avenue Miami, Florida 33144. Copies of such reports are also available electronically at the SEC’s internet website www.sec.gov, or via the Company’s website at www.commercialbankfl.com. Reference to the Company’s website in this Annual Report on 10K does not in any way incorporate information contained in such website into this report.

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

The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2005 and 2004, the Company's total risk-based capital ratios were 14.11% and 14.08%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2005 and 2004, the Company's leverage ratios were 7.62% and 7.87%, respectively.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President of the United States signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which mandated a variety of reforms intended to address corporate and accounting fraud. The Company believes that it has complied with all provision of the Act. The Act provides for the establishment of a new Public Company Accounting Oversight Board (“PCAOB”) which enforces auditing, quality control and independence standards for firms that audit SEC-reporting companies and is funded by fees from all SEC-reporting companies. The Act imposes higher standards for auditor independence and restricts performance of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client requires preapproval by the Company’s audit committee members. In addition, certain audit partners must be rotated periodically. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, the Company’s counsel is required to report evidence of a material violation of the securities laws or a break of fiduciary duty by a company to its chief executive officer or its chief legal officer, and if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

The Act also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent, pursuant to Rule 10A-3 of the Exchange and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition all SEC reporting companies must disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters.

It is unlawful for any person that is not a registered public accounting firm (“RPAF”) with the PCAOB to audit an SEC-reporting company. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to management’s assessment of and report on the Company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

 The USA Patriot Act

On October 26, 2001, President Bush signed into law The USA Patriot Act of 2001 (the “Act”). The Act substantially broadens existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States; imposes new compliance and due diligence obligations; creates new crimes and penalties; compels the production of documents located both inside and outside the United States, including those of non-U.S. institutions that have a correspondent relationship in the United States; and clarifies the safe harbor from civil liability to customers. The Act mandates the U.S. Treasury Department to issue a number of regulations to further clarify the Act’s requirements or provide more specific guidance on their application.

The Act requires all “financial institutions,” as defined, to establish certain anti-money laundering compliance and due diligence programs. The Act requires financial institutions that maintain correspondent accounts for non-U.S. institutions or persons that are involved in private banking for “non-United States persons” or their representatives, to establish “appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls that that are reasonably designed to detect and report instances of money laundering through those accounts.”

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999 to remove depression-era barriers that separate banking, securities and insurance functions. The Act allows full affiliation between banks and securities firms by permitting the creation of financial holding companies designed to engage in a range of financial activities, including securities underwriting and merchant banking. The Act also repeals the SAIF special reserve; modernizes the Federal Home Loan Bank System; provides for less frequent Community Reinvestment Act ("CRA") compliance examinations for community banks with $250 million or less in assets, and gives customers the right to prevent banks from sharing information with third parties, such as telemarketers. The Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. The Act contains requirements for the protection of consumer’s financial privacy (“Regulation P”). The Bank has identified obligations, developed a privacy policy and provided disclosure of the policy to customers. The Bank is in full compliance with Regulation P.

Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")

Among other things, the FDICIA provides the federal bank regulatory agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of those powers depends upon whether the institution in question is "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", or "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various established capital measures and certain other factors, as established by regulation. As of December 31, 2005, the Bank met the definition of a "well capitalized" institution.

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

The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001, when provisions required that banks over $500 million in assets document and test their internal control structure and report on it on an annual basis. During 2005, the threshhold for FDICIA was raised from $500 million to $1 billion in assets as of January 1, 2005.  The Bank, therefore, was not subject to the provisions of FDICIA for 2005, but will once again become subject to its provision for 2006.

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

Item 1A. Risk Factors.

An investment in the shares of common stock the Company may involve a material degree of risk. Accordingly, shareholders should carefully consider the following risk factors, in addition to the other information concerning the Company and its business contained elsewhere in this Annual Report.

Financial conditions and governments regulations restrict our ability to pay dividends on shares of common stock.

There can be no assurance that the Company will declare or pay cash dividends on its common stock at any particular time. The determination of whether to pay dividends will depend on factors deemed appropriate by the Boards of Directors of the Bank and the Company including the availability of funds for such a distribution. We conduct our business through our bank subsidiary from which we receive our dividends. Dividends payable by the Company are subject to the financial condition of the Bank and the Company.

In addition, banking regulations limit the amount of dividends that may be paid by the Bank to the Company without prior regulatory approval. The payment of dividends by the Bank to the Company is regulated by various state and federal laws and by regulations promulgated by the Federal Reserve Bank, which restrict the payment of dividends under certain circumstances. In addition, such regulations also impose certain minimum capital requirements which affect the amount of cash available for the payment of dividends by a regulated banking institution such as the Bank. Even if the Bank is able to generate sufficient earnings to pay dividends, there is no assurance that the Board of Directors might not decide or be required to retain a greater portion of the Bank’s earnings in order to maintain or achieve the capital necessary because of any: (i) increase in the capital requirements established by the Federal Reserve Bank; (ii) significant increase in the total of risk-weighted assets held by the Bank; (iii) significant decreases in the Bank’s income; (iv) significant deterioration of the quality of the Bank’s loan portfolio; or (v) new federal or state regulations. The occurrence of any of these events would decrease the amount of funds potentially available for the payment of dividends by the Bank to the Company. In addition, in some cases, the Federal Reserve Bank could take the position that it has the power to prohibit the Bank from paying dividends, if, in its view, such payments would constitute unsafe or unsound banking practices.

In the event the Company decides to issue dividends on the shares of common stock, there may be securities issued in the future, such as preferred stock, which may receive equal or greater dividend preference than the common stock.

Some of our loans may not be repaid and we may not have made sufficient allowances for these losses.

There is substantial likelihood that some of our loans will not be repaid in part or in full due to, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and in the case of a collateralized loan, the quality of the collateral for the loan. We maintain an allowance for loan losses based on, among other things, an evaluation of economic conditions, and regular reviews of delinquencies, loan portfolio quality, the mix of the loan portfolio, loan grades, concentration of risk and current delinquency trends. Based upon such factors, we make various assumptions and judgments about the ultimate collectability of the loan portfolio and provide an allowance for potential loan losses based upon a percentage of the outstanding balances and for each category at loan grade. Loans specifically identified as high risk may be evaluated individually rather than by loan grade.

We actively manage our non-performing loans in an effort to minimize credit losses and monitor its asset quality to maintain an adequate loan loss allowance. Although we believe that our allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although we use the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease of our net income and, possibly our capital, and could result in the inability to pay dividends, among other adverse consequences.

State and federal regulations and agencies restrict how we conduct our business and our ability to respond to changing economic and financial conditions.

Bank holding companies and banks operate in a highly regulated environment and are subject to the supervision and examination by several federal and state regulatory agencies. The Company is subject to the Bank Holding Company Act of 1956, as amended and to regulation and supervision by the Federal Reserve Bank. The Bank is also subject to the regulation and supervision of the FDIC and the Florida Department of Banking and Finance. Federal and state laws and regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of the bank holding companies, and the maintenance of adequate capital for the general business operations and financial condition of the Bank, including permissible types, amounts and terms of loans and investments, the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum rate of interest that may be charged by law. The Federal Reserve Bank also possesses cease and desist powers over bank holding companies to prevent or remedy unsafe or unsound practices or violations of law. These and other restrictions limit the manner by which the Company and the Bank may conduct their business and obtain financing.

We are subject to the monetary policies of the Federal Reserve and other federal instrumentalities.

A primary instrument of monetary policy employed by the Federal Reserve is the restriction of expansion of the money supply through open market operations and changes in reserve requirements and the discount rate. These operations sometimes cause wide fluctuations in interest rates and can have direct, adverse effects on our operating results. Changes to the discount rate by the Federal Reserve Board usually lead to corresponding interest rate changes, which affect our interest income, interest expense and the value of our investment portfolio. Also, governmental policies, such as the creation of a tax deduction for individual retirement accounts, can alter the rate of savings and affect the costs of funds. The nature, timing and effect on us and our results of operations of any future changes in federal monetary and fiscal policies are not predictable. Such changes could materially adversely affect our business, future prospects, financial condition or results of operation.

Our results of operations are directly affected by levels of, and fluctuations in, interest rates.

Changes in interest rates could reduce our net interest income, reduce gains from loan sales, result in higher loan losses and reduce loan originations and corresponding loan servicing income. A substantial and/or sustained increase in interest rates could prevent us from originating or selling loans with returns consistent with past practices. It could also prevent borrowers with variable rate loans from meeting scheduled debt service requirements. A rapid increase or decrease in interest rates could materially adversely affect our net interest margin, future prospects, financial condition or results of operations because of imbalances in the maturities of our assets and liabilities and the mix of our adjustable and fixed rate loans.

Asset/Liability Management

The operations and profitability of the Bank are largely impacted by changes in interest rates and management’s ability to control interest rate sensitivity of the Bank’s assets and liabilities. The Bank has generally experienced a negative gap position which suggests that the Banks’ net yield on interest earning assets may increase during periods of declining interest rates. Correspondingly, the Bank could be expected to suffer a decline of net yield on interest earning assets during a rise in interest rates. Management believes that its current asset/liability strategy reduces the Bank’s risk exposure to significant net yield impact during periods of interest rate fluctuation. However, there can be no assurance that the Bank’s asset/liability strategy will be successful.

Increased competition with other financial institutions with greater reserves and product offerings may negatively affect our profitability.

The Bank competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Furthermore, due to recent changes in the law that has increased competition among financial institutions, out-of-sate financial institutions have entered the Florida market. Many of these competitors have substantially greater resources and lending limits than the Bank and may offer certain services, such as trust services that the Bank does not provide at this time. The profitability of the Company depends upon the Bank’s ability to remain competitive given this increased competition.

Incorporating on-going technological advances into our business may increase costs while failure to incorporate technology may subject us to a competitive disadvantage.

Our ability to use technology to provide products and services that will satisfy customer demands for convenience, as well as to enhance efficiencies in our operations, may influence our success. While we seek to improve our capacity to use technological innovations, our strategy is based on the belief that customer demand for personal contact and strategically placed branch offices will continue for the foreseeable future. To the extent we fail to incorporate technological advances into our business may result in the loss of customers to our competitors who have incorporated such technology.

An economic downturn adversely affecting Southeast Florida or a material decline in the value of real estate in our core Southeast Florida market will likely have an adverse affect on the Company.

The success of the Company and the Bank is dependent to a large extent upon the general economic conditions of the geographic markets served by the Bank which focuses on Miami-Dade County and Broward County, Florida and the immediate surrounding areas. Although the Bank expects economic conditions will continue to improve in these market areas, there is no assurance that favorable economic development will occur or that the Bank’s expectation of corresponding growth will be achieved. Adverse changes in it geographic markets would likely impair the Bank’s ability to collect loans and could otherwise have a negative effect on the financial condition of the Company.

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Company often secures its loans with real estate collateral. At December 31, 2005, approximately 89.5% of the Company’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

The Company’s results are solely dependent upon the results of the Bank.

The sole business activity of the Company consists of its ownership of the capital stock of the Bank. As a result, the Company lacks diversification as to business activities and market area, and any event affecting the Bank will have a direct impact on the Company.

We are dependent upon the service of our management team.

Our future success and profitability is substantially dependent upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management and sales and marketing personnel. Competition for such personnel is intense, and we cannot assure you that the Company will be successful in retaining such personnel. We also cannot guarantee that members of our executive management team will remain with us. Changes in key personnel and their responsibilities may be disruptive to the Company’s business and could have a material adverse effect on our business, financial condition and results of operations.

Our common stock may fluctuate due to our performance and factors beyond our control and the trading market in our stock has less liquidity than the average trading market for stock quoted on the Nasdaq Global Market.

Our common stock is publicly traded and the market price of our stock has fluctuated and continues to fluctuate depending upon or performance and factors beyond our control. If interest rates and monetary policy change or if the amount of deposits change, among other factors, our performance will be altered and the market price of our stock may fluctuate in response to these and other factors.

Additionally, our common stock is thinly traded. The average trading volume of our shares on the Nasdaq Global Market during 2005 was approximately 8,650 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The Company owns and occupies offices in a building located at 1550 S.W. 57th Avenue, Miami, Florida. This building serves as the Bank's main office. The Bank's and the Company's offices occupy the entire building. Management believes that this location provides sufficient parking for its customers as well as visibility from S.W. 57th Avenue, a major thoroughfare.

The Bank owns ten of its fourteen full-service branches and leases the remaining four offices, all of which branches are located in Miami-Dade County or Broward County, Florida. Additional information relating to the Company's lease commitments is set forth in Note 4 on page 31 in the Company’s 2005 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required to be reported under this item is set forth on pages 13 and 14 of the Company’s 2005 Annual Report and on page 7 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 6. Selected Financial Data.

Information required to be reported under this item is set forth on pages 2 and 3 of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required to be reported under this item is set forth on pages 4 through 17 of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required to be reported under this item is set forth on pages 15 and 16 of the Company’s 2005 Annual Report under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information required to be reported under this item is set forth on pages 18 through 39 of the Company’s 2005 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 17, 2005, PricewaterhouseCoopers, LLP (“PWC”) was advised that the firm's services as auditors of the Company were terminated. The Company further engaged Crowe Chizek and Company LLC ("Crowe Chizek") to serve as its principal independent accountant in auditing the Company's financial statements and performing review of interim filings, subject only to the finalization of Crowe Chizek's routine due diligence procedures. The decision to replace auditors was approved by the Audit Committee of the Board of Directors.

In connection with the audits of the Company's consolidated financial statements for the years ended December 31, 2004 and 2003, and through the date of this Form 10-K, there were no disagreements with PWC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the matter in their report.

In addition, the Company did not engage Crowe Chizek during either of the years ended December 31, 2004 or 2003, or any subsequent interim period prior to engaging Crowe Chizek, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A. Report of Management on Internal Control Over Financial Reporting.

a)   Evaluation of Disclosure Controls and Procedures

Within the 75-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

b)   Management's Annual Report on Internal Control Over Financial Reporting

Refer to page 18 of the Company’s 2005 Annual Report for “Management’s Report on Internal Control Over Financial Reporting”, with respect to management’s assessment of internal control over financial reporting. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

c)   Audit Report of the Registered Public Accounting Firm

Refer to page 19 of the Company's 2005 Annual Report for the "Report of the Company's Independent Registered Public Accounting Firm".

ITEM 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The Company has adopted a Code of Ethics that applies to the Company's Chairman and Chief Executive Officer, the Chief Financial Officer and Controller. The Code of Ethics is available on the Company's website at www.commercialbankfl.com. Reference to the Company’s website in this Annual Report on 10K does not in any way incorporate information contained in such website into this report.

Additional information required to be reported under this item is set forth on pages 3, 5 and 13 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required to be reported under this item is set forth on pages 5 through 13 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required to be reported under this item is set forth on pages 7, 12 and 13 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Information required to be reported under this item is set forth on page 15 of the Company’s 2006 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required to be submitted under this item is set forth on page 14 of the Company's 2006 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company's financial statements contained in the Company's 2005 Annual Report attached as Exhibit 13.1 to this report.

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

10.10*
Commercial Bankshares, Inc., Amendment to 1994 Outside Director Stock Option Plan, dated January 15, 1999.  Incorporated by reference to Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

10.11*	Commercial Bankshares, Inc., Amendment to 1994 Performance Stock Option Plan dated January 15, 1999. Incorporated by reference to Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

10.12
Commercial Bankshares, Inc., Amendment to Standard Office Building Lease between Swire Brickell One, Inc., d/b/a “Courvoisier Center” (Landlord) and Commercial Bank of Florida (Tenant), dated December 21, 2000. Incorporated by reference to Exhibit 10.14 that accompanies the 2000 Annual Report on Form 10-K.

10.13
Commercial Bankshares, Inc., Standard Office Building Lease between Hallandale Place, Ltd., c/o Investment Management Associates, Inc. (Landlord) and Commercial Bank of Florida (Tenant), dated January 25, 2002. Incorporated by reference to Exhibit 10.15 that accompanies the 2001 Annual Report on Form 10-K.

10.14	Commercial Bankshares, Inc., Standard Office Building Lease between HFJ, LLC, as beneficiary of the KLS
Flamingo Land Trust (Landlord) and Commercial Bank of Florida (Tenant), dated 10/30/2002. Incorporated by reference to Exhibit 10.16 that accompanies the 2002 Annual Report on Form 10-K.

10.15	Commercial Bankshares, Inc., 2004 Outside Director Stock Option Plan, approved by stockholders on
April 20, 2004. Incorporated by reference to Appendix I of the Company’s 2004, Definitive Proxy Statement.

10.16	Commercial Bankshares, Inc., 2004 Employee Stock Option Plan, approved by stockholders on April 20,
2004. Incorporated by reference to Appendix II of the Company’s 2004, Definitive Proxy Statement.

10.17	Agreement to provide Software and Services between Aurum Technology Inc, d/b/a Fidelity Integrated Financial Solutions and Commercial Bank of Florida, dated January 20, 2005.

10.18	Agreement for Item Processing Services between Fiserv Solutions, Inc. and Commercial Bank of Florida, dated June 20, 2005.

11.1	Computation of Earnings per Common and Common Equivalent Share. Information required to be reported under this exhibit is set forth on page 35 of the 2005 Annual Report and is incorporated herein by reference.

13.1**	2005 Annual Report to Shareholders of Commercial Bankshares, Inc.

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Crowe Chizek and Company LLC (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange
Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached herewith)
.
31.2	Certification of the Chief Financial Officer pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange
Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached herewith).

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350
of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached herewith).

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 1350
of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached herewith).

99.1	Report of Independent Registered Certified Public Accounting Firm, 2004
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

COMMERCIAL BANKSHARES, INC.

By:/s/ Joseph W. Armaly
Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
March 15, 2006

By:/s/ Barbara E. Reed
Barbara E. Reed
Senior Vice President and Chief Financial Officer
March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:/s/ Joseph W. Armaly Joseph W. Armaly	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

By:/s/ Jack J. Partagas	President, Chief Operating Officer, and Director	March 15, 2006
Jack J. Partagas

By:/s/ Barbara E. Reed	Senior Vice President and Chief Financial Officer	March 15, 2006
Barbara E. Reed

By:/s/ Cromwell A. Anderson	Director	March 15, 2006
Cromwell A. Anderson

By:/s/ Robert Namoff	Director	March 15, 2006
Robert Namoff

By:/s/ Sherman Simon	Director	March 15, 2006
Sherman Simon

By:/s/ Michael W. Sontag	Director	March 15, 2006
Michael W. Sontag

By:/s/ Martin Yelen	Director	March 15, 2006
Martin Yelen