Form 10-Q
period 2006-03-31
COMMERCIAL BANKSHARES INC
filed 2006-05-10
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On May 1, 2006 there were 6,044,781 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	12

Item 6.	Exhibits	12

Signatures		12

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005
(Dollars in thousands, except share data)

	3/31/2006	12/31/2005
Assets:	(Unaudited)
Cash and due from banks	$39,614	$33,477
Interest-bearing due from banks and other	15,062	30,938
Federal funds sold	30,057	28,125
Total cash and cash equivalents	84,733	92,540

Investment securities available for sale, at fair value (cost of $236,974 in 2006 and $258,310 in 2005)	238,844	261,562
Investment securities held to maturity, at cost (fair value of $142,456 in 2006 and $145,392 in 2005)	149,887	150,026
Loans, net of allowance of $5,505 in 2006 and $5,401 in 2005	548,732	503,419
Premises and equipment, net	12,183	12,012
Accrued interest receivable	5,651	7,170
Other assets	6,572	5,991
Total assets	$1,046,602	$1,032,720

Liabilities and stockholders' equity:
Deposits:
Demand	$172,137	$160,626
Interest-bearing checking	100,180	114,409
Money market	78,281	86,760
Savings	32,402	31,416
Time	477,749	452,877
Total deposits	860,749	846,088

Securities sold under agreements to repurchase	97,909	101,047
Accrued interest payable	1,141	1,090
Accounts payable and accrued liabilities	3,649	2,962
Total liabilities	963,448	951,187

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,599,556 issued (6,558,892 in 2005) and 6,044,781 outstanding (6,004,117 in 2005)	528	525
Additional paid-in capital	49,100	48,481
Retained earnings	38,902	37,055
Accumulated other comprehensive income	1,392	2,240
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	83,154	81,533
Total liabilities and stockholders' equity	$1,046,602	$1,032,720

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2006 and 2005
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Interest income:
Interest and fees on loans	$9,238	$7,303
Interest on investment securities	4,690	3,960
Interest on federal funds sold and other	467	306
Total interest income	14,395	11,569

Interest expense:
Interest on deposits	5,181	3,228
Interest on securities sold under agreements to repurchase	602	251
Total interest expense	5,783	3,479
Net interest income	8,612	8,090
Provision for loan losses	110	20
Net interest income after provision for loan losses	8,502	8,070

Non-interest income:
Service charges on deposit accounts	443	520
Other fees and service charges	164	155
Securities gains, net	44	-
Total non-interest income	651	675

Non-interest expense:
Salaries and employee benefits	2,963	2,763
Occupancy	378	313
Data processing	290	300
Furniture and equipment	224	230
Professional fees	67	157
Insurance	98	83
Other	504	493
Total non-interest expense	4,524	4,339

Income before income taxes	4,629	4,406
Provision for income taxes	1,575	1,493
Net income	3,054	2,913

Earnings per common and common equivalent share:
Basic	$.51	$.49
Diluted	$.49	$.46
Weighted average number of shares and common equivalent shares:
Basic	6,021,426	5,950,728
Diluted	6,285,512	6,333,006

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	Three months ended March 31,

	2006	2005

Net income	$3,054	$2,913

Other comprehensive income (loss), net of tax:
Unrealized holding loss arising during the period (net of tax benefit of $516 in 2006 and $830 in 2005)	(821)	(1,321)
Reclassification adjustment for gains realized in net income	(27)	-
Other comprehensive loss	(848)	(1,321)

Comprehensive income	$2,206	$1,592

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net income	$3,054	$2,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	110	20
Depreciation, amortization and accretion, net	205	185
Gain on sale of investment securities	44	-
Stock based compensation expense	38	-
Change in accrued interest receivable	1,519	1,296
Change in other assets	(581)	400
Change in accounts payable and accrued liabilities	1,214	940
Change in accrued interest payable	51	56
Net cash provided by operating activities	5,654	5,810

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	-	-
Proceeds from maturities of investment securities available for sale	10,500	3,500
Proceeds from prepayments of mortgage backed securities held to maturity	139	171
Proceeds from prepayments of mortgage backed securities available for sale	1,775	1,164
Proceeds from sales of investment securities available for sale	8,982	-
Purchases of investment securities available for sale	-	(20,491)
Net change in loans	(45,423)	(5,088)
Purchases of premises and equipment	(340)	(213)
Net cash used in investing activities	(24,367)	(20,957)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	(10,211)	38,451
Net change in time deposit accounts	24,872	4,417
Net change in securities sold under agreements to repurchase	(3,138)	1,505
Dividends paid	(1,201)	(1,014)
Income tax benefit from stock option exercises	209	136
Proceeds from exercise of stock options	375	252
Net cash provided by financing activities	10,906	43,747

Increase in cash and cash equivalents	(7,807)	28,600
Cash and cash equivalents at beginning of period	92,540	78,126
Cash and cash equivalents at end of period	84,733	106,726

Supplemental disclosures:
Interest paid (net of amounts credited to deposit accounts)	$5,735	$3,424

Income taxes paid	$264	$118

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2005 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in salaries and benefits in the condensed consolidated statement of income on a straight line basis over the vesting period.

The Company’s stock-based compensation consists solely of expense related to stock options. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options vest immediately for directors and after one year for employees and expire 10 years from the date of the award.

During the three months ended March 31, 2006, the Company recognized approximately $38,000 of stock-based compensation expense and no tax related benefits. As of March 31, 2006, there was no remaining unrecognized compensation cost related to non-vested stock options

Prior to January 1, 2006, the Company accounted for its stock options in accordance with the intrinsic value provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the difference between the quoted market price as of the date of grant and the contractual purchase price of shares was recognized as compensation expense over the vesting period on a straight-line basis. The Company did not recognize compensation expense in its consolidated financial statements for stock options as the exercise price was not less than 100% of the fair value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:

Three Months Ended March 31, 2005

(Dollars in thousands)
Net income as reported	$2,913

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(25)
Pro forma net income	$2,888

Earnings per share, basic as reported	$.49
Earnings per share, basic pro forma	$.49
Earnings per share, diluted as reported	$.46
Earnings per share, diluted pro forma	$.46

The table below presents information related to stock options activity for the quarters ended March 31, 2006 and 2005 (in thousands):
	Three months ended March 31,

	2006	2005
Total intrinsic value of stock options expensed	$1,089	$856
Cash received from stock option exercises	375	252
Gross income tax benefit from the exercise of stock options	209	137

A summary of stock option activity for the three months ended March 31, 2006 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value (000s)
Options outstanding, January 1, 2006	615,468	$16.78
Options granted	-	-
Option forfeited	(1,500)	38.85
Options exercised	(40,664)	9.22
Options outstanding, March 31 2006	573,304	$17.26	4.9 years	$10,440
Options exercisable, March 31, 2006	549,805	$16.34	4.7 years	$10,440

Common stock issued upon exercise of stock options are newly-issued shares.  At March 31, 2006, options to purchase 225,500 shares were available for grant under the Company's Stock Option Plans.

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

The following tables reconcile the weighted average shares used to calculate basic and diluted earnings per share (EPS) (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,054	6,021	$.51	$2,913	5,951	$.49

Effect of Dilutive Options	-	265	(.04)	-	382	(.03)

Diluted EPS	$3,054	6,286	$.47	$2,913	6,333	$.46

Options to purchase 31,000 shares of common stock at $38.85 per share were outstanding at March 31, 2006, which were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.  All outstanding options for 2005 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options' exercise price.

4. NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 156, “Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2005 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

The Company's net income for the three months ended March 31, 2006, was $3.05 million, a 5% increase over net income for the same three month period ended March 31, 2005 of $2.91 million. Basic and diluted earnings per share were $.51 and $.49, respectively, for the three months ended March 31, 2006, as compared to $.49 and $.46, respectively, for the three months ended March 31, 2005.

The Company's first quarter tax-equivalent net interest income increased 6% to $8.87 million, from $8.37 million in the first quarter in 2005. The increase is the result of growth in average earning assets, which have increased 15% to $968 million for the first quarter of 2006, as compared to $849 million for the first quarter of 2005. The tax-equivalent net interest yield for the three months ended March 31, 2006 was 3.72%, as compared to 4.00% for the same period in 2005. The decrease in net interest yield is the result of the Bank's liability-sensitive balance sheet in a rising interest rate environment. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income decreased by $24,000, or 4%, for the first quarter of 2006, as compared to the corresponding period in 2005. The decrease in the first quarter is due to a reduction in service charges on deposit accounts, specifically insufficient funds and business analysis fees, partially offset by a gain on investment securities.

Non-interest expense for the first quarter of 2006 increased $185,000, or 4% from the same quarter in 2005, due to increases in salaries and employee benefits, occupancy expenses, and insurance expense, partially offset by a decrease in professional fees.  Salaries and employee benefits increased $200,000, or 7%, due to the addition of new officers and normal salary adjustments. Occupancy increased $65,000, or 21%, due to higher real estate taxes on owned branch properties, loss of tenant vacancy due to company growth and increased heat, power and light expenses.  Insurance expense increased $15,000, or 18%, due to new cyber-risk insurance premiums and several premium increases.  These increases were partially offset by a decrease in professional fees of $90,000, or 57% , due to first year Sarbanes-Oxley implementation expenses in 2005 which were not repeated in 2006.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $5.50 million at March 31, 2006, as compared with $5.40 million at December 31, 2005. For the three months ended March 31, 2006 the allowance was increased with a provision for loan losses of $110,000 and decreased by approximately $7,000 in net charge-offs. For the three months ended March 31, 2005, the allowance was increased with a provision for loan losses of $20,000 and increased by approximately $2,000 in net recoveries. The allowance as a percentage of total loans has decreased to .99% at March 31, 2006, from 1.06% at December 31, 2005. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

Approximately $351 million, or 63%, of total loans was secured by non-residential real estate, and $129 million, or 23%, of total loans was secured by residential real estate as of March 31, 2006. Virtually all loans are within the Company's markets in Miami-Dade and Broward counties.

The Company had no non-accrual loans and no loans past due 90 days or more and still accruing at March 31, 2006.  The Company had two non-accrual loans at March 31, 2005, totaling $331,000.  If these loans were not on non-accrual, an additional $5,000 in interest would have been earned for the first quarter of 2005.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At March 31, 2006 loan commitments totaled $72 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $156 million, and lines of credit available at correspondent banks amounting to $33 million as of March 31, 2006.

The Bank's primary use of funds is to originate loans and purchase investment securities.  Loans increased by $45 million. Funding for loan originations came from increases in deposits of $15 million, an increase in securities sold under agreements to repurchase of $3 million and increases from proceeds of sales, maturities and prepayments of investment securities of $22 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.38%, 13.60%, and 7.75%, respectively, as of March 31, 2006.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are disclosed on page 17 of its 2005 Annual Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, which report is filed with the Annual Report on Form 10-K for the year ended December 31, 2005. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to valuation of the loan portfolio. Since the date of the 2005 Annual Report, there have been no material changes to the Company’s critical accounting policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT AND INTEREST RATE RISK

Changes in interest rates can substantially impact the Company's long-term profitability and current income. An important part of management’s efforts to maintain long-term profitability is the management of interest rate risk. The goal is to maximize net interest income within acceptable levels of interest rate risk and liquidity. Interest rate exposure is managed by monitoring the relationship between interest-earning assets and interest-bearing liabilities, focusing on the size, maturity or anticipated repricing date, rate of return and degree of risk. The Asset/Liability Management Committee of the Bank oversees the interest rate risk management and reviews the Bank's asset/liability structure on a quarterly basis.

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and anticipated timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at March 31, 2006. Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Anticipated Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing due from banks	$17,765	$-	$-	$-	$17,765
Federal funds sold	30,057	-	-	-	30,057
Investment securities (1)	4,974	3,589	36,146	338,277	382,986
Gross loans (excluding non-accrual)	168,126	58,427	113,813	214,748	555,114
Total interest-earning assets	$220,922	$62,016	$149,959	$553,025	$985,922

Interest-bearing liabilities:
Interest-bearing checking	$-	$-	$-	$100,180	$100,180
Money market	78,281	-	-	-	78,281
Savings	-	-	32,402	-	32,402
Time deposits	120,922	83,000	128,888	151,257	484,067
Borrowed funds	100,221	-	-	-	100,221
Total interest-bearing liabilities	$299,424	$83,000	$161,290	$251,437	$795,151

Interest sensitivity gap	$(78,502)	$(20,984)	$(11,331)	$301,588	$190,771

Cumulative gap	$(78,502)	$(99,486)	$(110,817)	$190,771

Cumulative ratio of interest-earning assets to interest-bearing liabilities	74%	74%	80%	124%
Cumulative gap as a percentage of total interest-earning assets	(8.0%)	(10.1%)	(11.2%)	19.3%

(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

In the above table, savings accounts have been allocated to the “182-365 days” category and interest-bearing checking accounts have been allocated to the “over 1 year” category because management does not anticipate changes the rates on these products in an earlier period even if market conditions change. If all non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -21.4%, -23.5%, -21.4% and 19.3% for 90 days or less, 91-181 days, 182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2006, the Bank's simulation analysis projects a decrease to net interest income of 4.65%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by .40%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2006, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company’s internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has not been any material change in the risk factor disclosure from that contained in the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

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
May 10, 2006

By:/s/ Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
May 10, 2006