Form 10-Q
period 2006-06-30
COMMERCIAL BANKSHARES INC
filed 2006-08-09
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
☐ Large Accelerated Filer	☑ Accelerated Filer	☐ Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

On August 1, 2006 there were 6,058,435 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	1

	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits	14

Signatures		15

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005
(Dollars in thousands, except share data)

	6/30/2006	12/31/2005
Assets:	(Unaudited)
Cash and due from banks	$35,190	$33,477
Interest-bearing due from banks and other	15,271	30,938
Federal funds sold	15,681	28,125
Total cash and cash equivalents	66,142	92,540

Investment securities available for sale, at fair value (cost of $237,928 in 2006 and $258,310 in 2005)	237,872	261,562
Investment securities held to maturity, at cost (fair value of $139,311 in 2006 and $145,392 in 2005)	149,416	150,026
Loans, net of allowance of $5,611 in 2006 and $5,401 in 2005	576,946	503,419
Premises and equipment, net	12,138	12,012
Accrued interest receivable	7,059	7,170
Other assets	6,501	5,991
Total assets	$1,056,074	$1,032,720

Liabilities and stockholders' equity:
Deposits:
Demand	$175,286	$160,626
Interest-bearing checking	93,901	114,409
Money market	84,304	86,760
Savings	32,929	31,416
Time	485,004	452,877
Total deposits	871,424	846,088

Securities sold under agreements to repurchase	95,487	101,047
Accrued interest payable	1,149	1,090
Accounts payable and accrued liabilities	3,802	2,962
Total liabilities	971,862	951,187

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,613,210 issued (6,558,892 in 2005) and 6,058,435 outstanding (6,004,117 in 2005)	529	525
Additional paid-in capital	49,433	48,481
Retained earnings	40,809	37,055
Accumulated other comprehensive income	209	2,240
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	84,212	81,533
Total liabilities and stockholders' equity	$1,056,074	$1,032,720

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2006 and 2005
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$10,069	$7,745	$19,307	$15,048
Interest on investment securities	4,642	4,178	9,332	8,118
Interest on federal funds sold and other	612	490	1,079	816
Total interest income	15,323	12,413	29,718	23,982

Interest expense:
Interest on deposits	5,799	3,721	10,980	6,949
Interest on securities sold under agreements to repurchase	769	346	1,371	597
Total interest expense	6,568	4,067	12,351	7,546
Net interest income	8,755	8,346	17,367	16,436
Provision for loan losses	105	120	215	140
Net interest income after provision	8,650	8,226	17,152	16,296

Non-interest income:
Service charges on deposit accounts	446	496	889	1,016
Other fees and service charges	153	139	317	294
Securities gains, net	47	-	91	-
Total non-interest income	646	635	1,297	1,310

Non-interest expense:
Salaries and employee benefits	2,926	2,783	5,889	5,546
Occupancy	397	332	775	645
Data processing	288	305	578	605
Furniture and equipment	211	218	435	448
Insurance	104	80	202	163
Professional fees	61	106	128	263
Other	595	465	1,099	958
Total non-interest expense	4,582	4,289	9,106	8,628

Income before income taxes	4,714	4,572	9,343	8,978
Provision for income taxes	1,594	1,559	3,169	3,052
Net income	3,120	3,013	6,174	5,926

Earnings per common and common equivalent share:
Basic	$.52	$.50	$1.02	$.99
Diluted	$.50	$.48	$.98	$.94
Weighted average number of shares and common equivalent shares:
Basic	6,053,217	5,976,676	6,037,665	5,963,774
Diluted	6,285,872	6,275,838	6,286,871	6,273,539

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2006 and 2005
(In thousands)
(Unaudited)

	Three months ended June 30,

	2006	2005

Net income	$3,120	$3,013

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of ($725) in 2006 and $425 in 2005)	(1,154)	677
Reclassification adjustment for gains realized in net income	(29)	-
Other comprehensive income (loss)	(1,183)	677

Comprehensive income	$1,937	$3,690

	Six months ended June 30,

	2006	2005

Net income	$6,174	$5,926

Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period (net of tax benefit of $1,240 in 2006 and $404 in 2005)	(1,975)	(644)
Reclassification adjustment for gains realized in net income	(56)	-
Other comprehensive loss	(2,031)	(644)

Comprehensive income	$4,143	$5,282

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(In thousands)
(Unaudited)
	2006	2005
Cash flows from operating activities:
Net income	$6,174	$5,926
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	215	140
Depreciation, amortization and accretion, net	404	374
Gain on sale of investment securities	91	-
Stock based compensation expense	150	-
Change in accrued interest receivable	111	(274)
Change in other assets	(510)	509
Change in accounts payable and accrued liabilities	321	345
Change in accrued interest payable	59	115
Net cash provided by operating activities	7,015	7,135

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	300	300
Proceeds from maturities of investment securities available for sale	12,230	13,800
Proceeds from prepayments of mortgage backed securities held to maturity	312	328
Proceeds from prepayments of mortgage backed securities available for sale	3,863	2,611
Proceeds from sales of investment securities available for sale	10,596	-
Purchases of investment securities available for sale	(4,684)	(45,287)
Net change in loans	(73,742)	(29,745)
Purchases of premises and equipment	(461)	(289)
Net cash used in investing activities	(51,586)	(58,282)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	(6,791)	36,775
Net change in time deposit accounts	32,127	30,160
Net change in securities sold under agreements to repurchase	(5,560)	7,565
Dividends paid	(2,409)	(2,319)
Income tax benefit from stock option exercises	376	226
Proceeds from exercise of stock options	430	453
Net cash provided by financing activities	18,173	72,860

Increase in cash and cash equivalents	(26,398)	21,713
Cash and cash equivalents at beginning of period	92,540	78,126
Cash and cash equivalents at end of period	66,142	99,839

Supplemental disclosures:
Interest paid	$12,297	$7,432

Income taxes paid	$2,944	$2,773

Securities purchased, pending settlement	$1,787	$0

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method; as such, prior periods do not include share-based compensation expense related to SFAS 123R. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in salaries and benefits for employee options and in other expenses for director options on a straight line basis over the vesting period.

The Company’s stock-based compensation consists solely of expense related to stock options. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options vest immediately for directors and after one year for employees and expire 10 years from the date of the award.

During the three and six months ended June 30, 2006, the Company recognized approximately $112,000 and $150,000, respectively, of stock-based compensation expense and $24,000 and $24,000, respectively, of tax related benefits. As of June 30, 2006, there was $151,000 in unrecognized compensation cost related to non-vested stock options.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Dollars in thousands)
Net income as reported	$3,013	$5,926
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(108)	(147)
Pro forma net income	$2,905	$5,779
Earnings per share, basic as reported	$.50	$.99
Earnings per share, basic pro forma	$.49	$.97
Earnings per share, diluted as reported	$.48	$.94
Earnings per share, diluted pro forma	$.46	$.92

The table below presents information related to stock options activity for the six months ended June 30, 2006 and 2005 (in thousands):
	Six months ended June 30,
	2006	2005
Total intrinsic value of stock options exercised	$1,522	$1,605
Cash received from stock option exercises	430	453
Gross income tax benefit from the exercise of stock options	376	226

A summary of stock option activity for the six months ended June 30, 2006 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value (000s)
Options outstanding, January 1, 2006	615,468	$16.78
Options granted	32,000	35.18
Option forfeited	(1,500)	38.85
Options exercised	(55,862)	8.68
Options outstanding, June 30, 2006	590,106	$18.49	5.0 years	$10,967
Options exercisable, June 30, 2006	565,606	$16.13	4.5 years	$10,923

Common stock issued upon exercise of stock options are newly-issued shares.  At June 30, 2006, options to purchase 193,500 shares were available for grant under the Company's Stock Option Plans.

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
	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,120	6,053	$.52	$3,013	5,977	$.50

Effect of Dilutive Options	-	233	(.02)	-	299	(.02)

Diluted EPS	$3,120	6,286	$.50	$3,013	6,276	$.48

For the three months ended June 30, 2006, options to purchase 31,000 and 32,000 shares of common stock at $38.85 and $35.18 per share, respectively, were outstanding, which were not included in the computation of diluted earnings per share because they were antidilutive.  For the three months ended June 30, 2005, options to purchase 32,500 shares of common stock at $38.85 per share were outstanding, which were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$6,174	6,038	$1.02	$5,926	5,964	$.99

Effect of Dilutive Options	-	249	(.04)	-	310	(.05)

Diluted EPS	$6,174	6,287	$.98	$5,926	6,274	$.94

For the six months ended June 30, 2006, options to purchase 31,000 and 24,500 shares of common stock at $38.85 and $35.18 per share, respectively, were outstanding, which were not included in the computation of diluted earnings per share because they were antidilutive.  All outstanding options for the six months ended June 30, 2005 were included in the computation of diluted earnings per share because the average market price of the common shares was greater than the options' exercise price.

4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB released Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective for it on January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  Adoption of SFAS No. 156 is required for transactions occurring in fiscal years beginning after September 15, 2006.  The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

The Company's net income for the three months ended June 30, 2006, was $3.12 million, a 4% increase over net income for the same three month period ended June 30, 2005 of $3.01 million. Basic and diluted earnings per share were $.52 and $.50, respectively, for the three months ended June 30, 2006, as compared to $.50 and $.48, respectively, for the three months ended June 30, 2005.

Results for the six months ended June 30, 2006 showed net income of $6.17 million, a 4% increase over net income for the six months ended June 30, 2005 of $5.93 million.  Basic and diluted earnings per share were $1.02 and $.98, respectively, for the six months ended June 30, 2006, as compared to $.99 and $.94 respectively, for the six months ended June 30, 2005.

The Company's second quarter tax-equivalent net interest income increased 4% to $9.01 million, from $8.63 million in the second quarter in 2005. The increase is the result of growth in average earning assets, which have increased 11% to $1.0 billion for the second quarter of 2006, as compared to $898 million for the second quarter of 2005. The tax-equivalent net interest yield for the three months ended June 30, 2006 was 3.60%, as compared to 3.86% for the same period in 2005. The decrease in net interest yield is the result of the Bank's liability-sensitive balance sheet in a rising interest rate environment. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

For the six months ended June 30, 2006, tax equivalent net interest income increased 5% to $17.9 million from $17.0 million in the same six-month period one year ago, and the tax-equivalent net interest margin decreased to 3.66% from 3.92% one year ago.

Non-interest income increased by $11,000, or 2%, for the second quarter of 2006, as compared to the corresponding period in 2005 and decreased by $13,000 for the six months ended June 30, 2006, as compared to the same six month period ending June 30, 2005.  The increase in the second quarter is primarily due to security gains of $47,000, partially offset by a decrease in insufficient funds and business analysis fees of $40,000.  Business analysis fees have an inverse relationship to interest rates and will decrease in a rising rate environment.  The decrease in the six months ended June 30, 2006 is due to a decrease in service charges on deposit accounts, primarily insufficient funds and business analysis fees, of $127,000, partially offset by security gains of $91,000.

Non-interest expense for the second quarter of 2006 increased $293,000, or 7% from the same quarter in 2005, due to increases in salaries and employee benefits, occupancy expense, insurance expense and director fees, partially offset by a decrease in professional fees.  Salaries and employee benefits increased $143,000, or 5%, due to the addition of new officers and employees, normal salary adjustments and stock option expensing. Occupancy increased $65,000, or 20%, due to higher real estate taxes on owned branch properties, loss of tenant vacancy due to company growth and increased heat power and light expenses.  Insurance expense increased $24,000, or 30%, due to new cyber-risk insurance premiums and several other insurance premium increases.  Director fees increased by $61,000 due to the implementation of FAS 123R whereby director stock option grants were expensed.  These increases were partially offset by a decrease in professional fees of $45,000, or 42% , due to Sarbanes-Oxley related expenses in 2005 which were not repeated in 2006.

Non-interest expense for the six months ended June 30, 2006 increased $478,000, or 6%, from the six months ended June 30, 2005 due to increases in salaries and employee benefits, occupancy, insurance and director fees, partially offset by a decrease in professional fees.  The reasons for the increase were the same as mentioned above for the three month period.

The effective income tax rate, which includes both federal and state income taxes, was level at 34% for both of the three months ended June 30, 2006 and 2005.  For the six months ended June 30, 2006 and 2005 the effective income tax rate remained level at 34%.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $5.61 million at June 30, 2006, as compared with $5.50 million at March 31, 2006 and $5.40 million at December 31, 2005.  For the three months ended June 30, 2006 the allowance was increased with a provision for loan losses of $105,000 and increased by approximately $2,000 in net recoveries. For the three months ended June 30, 2005, the allowance was increased with a provision for loan losses of $120,000 and increased by approximately $1,000 in net recoveries. For the six months ended June 30, 2005, the allowance was increased with a provision for loan losses of $215,000 and decreased by approximately $5,000 in net charge-offs.  For the six months ended June 30, 2005, the allowance was increased with a provision for loan losses of $140,000 and increased by approximately $3,000 in net recoveries.  The allowance as a percentage of total loans has decreased to .96% at June 30, 2006, from .99% at March 31, 2006 and 1.06% at December 31, 2005. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

The Bank primarily grants loans for which South Florida real estate is the collateral.  As of June 30, 2006, approximately 90% of loans had real estate as the primary or secondary component of collateral.

The Company had no non-accrual loans and no loans past due 90 days or more and still accruing at June 30, 2006 or June 30, 2005.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At June 30, 2006 loan commitments totaled $71 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $158 million, and lines of credit available at correspondent banks amounting to $33 million as of June 30, 2006.

The Bank's primary use of funds is to originate loans and purchase investment securities.  During the six months ended June 30, 2006, the Bank purchased $5 million in investment securities and loans increased by $74 million. Funding for both came from increases in deposits of $25 million, and increases from proceeds of sales, maturities and prepayments of investment securities of $27 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.21%, 13.39%, and 7.89%, respectively, as of June 30, 2006.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and anticipated timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at June 30, 2006. Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Anticipated Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing due from banks	$17,974	$-	$-	$-	$17,974
Federal funds sold	15,681	-	-	-	15,681
Investment securities (1)	3,558	11,122	36,499	330,565	381,744
Gross loans (excluding non-accrual)	171,773	74,379	90,560	246,602	583,314
Total interest-earning assets	$208,986	$85,501	$127,059	$577,167	$998,713

Interest-bearing liabilities:
Interest-bearing checking	$-	$-	$-	$93,901	$93,901
Money market	84,304	-	-	-	84,304
Savings	-	-	32,929	-	32,929
Time deposits	134,340	100,041	113,335	143,659	491,375
Borrowed funds	97,965	-	-	-	97,965
Total interest-bearing liabilities	$316,609	$100,041	$146,264	$237,560	$800,474

Interest sensitivity gap	$(107,623)	$(14,540)	$(19,205)	$339,607	$198,239

Cumulative gap	$(107,623)	$(122,163)	$(141,368)	$198,239

Cumulative ratio of interest-earning assets to interest-bearing liabilities	66%	71%	75%	125%
Cumulative gap as a percentage of total interest-earning assets	(10.8%)	(12.2%)	(14.2%)	19.8%

(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

In the above table, savings accounts have been allocated to the “182-365 days” category and interest-bearing checking accounts have been allocated to the “over 1 year” category because management does not anticipate changes the rates on these products in an earlier period even if market conditions change. If all non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -23.5%, -24.9%, -23.6% and 19.8% for 90 days or less, 91-181 days, 182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of June 30, 2006, the Bank's simulation analysis projects a decrease to net interest income of 2.99%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 1.90%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company’s internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has not been any material change in the risk factor disclosure from that contained in the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2006, the Company held an annual meeting of the stockholders for holders of the Common Stock to elect seven persons to the Company's Board of Directors.

The following tables sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominees	Votes Cast For	Votes Withheld
Joseph W. Armaly	5,260,031	178,296
Jack J. Partagas	5,261,726	176,601
Cromwell A. Anderson	5,370,923	67,404
Robert Namoff	5,370,923	67,404
Sherman Simon	5,370,823	67,504
Michael W. Sontag	5,370,923	67,404
Martin Yelen	5,369,072	69,255

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.

/s/ Joseph W. Armaly
Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
August 9, 2006

/s/ Barbara E. Reed
Barbara E. Reed
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 9, 2006