Form 10-Q
period 2006-09-30
COMMERCIAL BANKSHARES INC
filed 2006-11-07
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Yes ☐ No ☑

On November 1, 2006 there were 6,058,435 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	1

	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	15

Signatures		15

Exhibit 10.1	Standard Office Building Lease

Exhibit 10.2	Employment Agreement

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005
(Dollars in thousands, except share data)

	9/30/2006	12/31/2005
Assets:	(Unaudited)
Cash and due from banks	$18,191	$33,477
Interest-bearing due from banks and other	15,439	30,938
Federal funds sold	23,653	28,125
Total cash and cash equivalents	57,283	92,540

Investment securities available for sale, at fair value (cost of $238,373 in 2006 and $258,310 in 2005)	241,385	261,562
Investment securities held to maturity, at cost (fair value of $143,455 in 2006 and $145,392 in 2005)	149,305	150,026
Loans, net of allowance of $5,923 in 2006 and $5,401 in 2005	590,004	503,419
Premises and equipment, net	12,167	12,012
Accrued interest receivable	6,132	7,170
Other assets	6,630	5,991
Total assets	$1,062,906	$1,032,720

Liabilities and stockholders' equity:
Deposits:
Demand	$166,973	$160,626
Interest-bearing checking	88,189	114,409
Money market	82,704	86,760
Savings	28,266	31,416
Time	497,404	452,877
Total deposits	863,536	846,088

Securities sold under agreements to repurchase	104,408	101,047
Accrued interest payable	1,349	1,090
Accounts payable and accrued liabilities	5,503	2,962
Total liabilities	974,796	951,187

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,613,210 issued (6,558,892 in 2005) and 6,058,435 outstanding (6,004,117 in 2005)	529	525
Additional paid-in capital	49,474	48,481
Retained earnings	42,792	37,055
Accumulated other comprehensive income	2,083	2,240
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	88,110	81,533
Total liabilities and stockholders' equity	$1,062,906	$1,032,720

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2006 and 2005
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$10,954	$8,156	$30,261	$23,204
Interest on investment securities	4,627	4,362	13,959	12,480
Interest on federal funds sold and other	488	643	1,567	1,459
Total interest income	16,069	13,161	45,787	37,143

Interest expense:
Interest on deposits	6,294	4,275	17,274	11,224
Interest on securities sold under agreements to repurchase	852	413	2,223	1,010
Total interest expense	7,146	4,688	19,497	12,234
Net interest income	8,923	8,473	26,290	24,909
Provision for loan losses	330	30	545	170
Net interest income after provision	8,593	8,443	25,745	24,739

Non-interest income:
Service charges on deposit accounts	471	491	1,360	1,507
Other fees and service charges	183	149	500	443
Securities gains, net	332	-	423	-
Total non-interest income	986	640	2,283	1,950

Non-interest expense:
Salaries and employee benefits	3,049	2,764	8,938	8,310
Occupancy	436	368	1,211	1,013
Data processing	322	312	900	917
Furniture and equipment	194	220	629	668
Insurance	102	80	304	243
Professional fees	114	107	242	370
Other	542	539	1,641	1,497
Total non-interest expense	4,759	4,390	13,865	13,018

Income before income taxes	4,820	4,693	14,163	13,671
Provision for income taxes	1,625	1,607	4,794	4,659
Net income	3,195	3,086	9,369	9,012

Earnings per common and common equivalent share:
Basic	$.53	$.51	$1.55	$1.51
Diluted	$.51	$.49	$1.49	$1.44
Weighted average number of shares and common equivalent shares:
Basic	6,057,978	6,002,206	6,043,677	5,976,723
Diluted	6,286,011	6,286,508	6,282,788	6,277,899

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)

	Three months ended September 30,

	2006	2005

Net income	$3,195	$3,086

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of $1,305 in 2006 and ($1,002) in 2005)	2,078	(1,596)
Reclassification adjustment for gains realized in net income	(204)	-
Other comprehensive income (loss)	1,874	(1,596)

Comprehensive income	$5,069	$1,490

	Nine months ended September 30,

	2006	2005

Net income	$9,369	$9,012

Other comprehensive loss, net of tax:
Unrealized holding loss arising during the period (net of tax benefit of $65 in 2006 and ($1,407) in 2005)	103	(2,240)
Reclassification adjustment for gains realized in net income	(260)	-
Other comprehensive loss	(157)	(2,240)

Comprehensive income	$9,212	$6,772

The accompanying notes are an integral part of these
condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(In thousands)
(Unaudited)
	2006	2005
Cash flows from operating activities:
Net income	$9,369	$9,012
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	545	170
Gain on sale of premises and equipment	-	4
Depreciation, amortization and accretion, net	597	589
Gain on sale of investment securities	423	-
Stock based compensation expense	191	-
Change in accrued interest receivable	1,038	909
Change in other assets	(639)	589
Change in accounts payable and accrued liabilities	2,613	717
Change in accrued interest payable	259	138
Net cash provided by operating activities	14,396	12,128

Cash flows from investing activities:
Proceeds from maturities of investment securities held to maturity	300	300
Proceeds from maturities of investment securities available for sale	13,844	18,830
Proceeds from prepayments of mortgage backed securities held to maturity	424	531
Proceeds from prepayments of mortgage backed securities available for sale	5,674	4,931
Proceeds from sales of investment securities available for sale	10,265	-
Purchases of investment securities available for sale	(10,374)	(83,632)
Net change in loans	(87,130)	(30,606)
Purchases of premises and equipment	(650)	(333)
Net cash used in investing activities	(67,647)	(89,979)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	(27,079)	31,683
Net change in time deposit accounts	44,527	55,752
Net change in securities sold under agreements to repurchase	3,361	6,368
Dividends paid	(3,621)	(3,337)
Income tax benefit from stock option exercises	376	226
Proceeds from exercise of stock options	430	743
Net cash provided by financing activities	17,994	91,435

Increase in cash and cash equivalents	(35,257)	13,584
Cash and cash equivalents at beginning of period	92,540	78,126
Cash and cash equivalents at end of period	57,283	91,710

Supplemental disclosures:
Interest paid	$19,237	$12,095

Income taxes paid	$4,519	$4,425

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

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

During the three and nine months ended September 30, 2006, the Company recognized approximately $41,000 and $191,000, respectively, of stock-based compensation expense and $0 and $24,000, respectively, of tax related benefits. As of September 30, 2006, there was $110,000 in unrecognized compensation cost related to non-vested stock options.

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

The following table illustrates the effect on net income and net income per share had the Company recognized compensation expense consistent with the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” prior to the adoption of SFAS 123R:
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands)
Net income as reported	$3,086	$9,012
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62)	(209)
Pro forma net income	$3,024	$8,803
Earnings per share, basic as reported	$.51	$1.51
Earnings per share, basic pro forma	$.50	$1.47
Earnings per share, diluted as reported	$.49	$1.44
Earnings per share, diluted pro forma	$.48	$1.40

The table below presents information related to stock options activity for the nine months ended September 30, 2006 and 2005 (in thousands):
	Nine months ended September 30,
	2006	2005
Total intrinsic value of stock options exercised	$1,522	$1,962
Cash received from stock option exercises	430	752
Gross income tax benefit from the exercise of stock options	376	226

A summary of stock option activity for the nine months ended September 30, 2006 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value (000s)
Options outstanding, January 1, 2006	615,468	$16.78
Options granted	32,000	35.18
Option forfeited	(2,500)	38.85
Options exercised	(55,862)	8.68
Options outstanding, September 30, 2006	589,106	$18.46	4.8 years	$10,235
Options exercisable, September 30, 2006	564,606	$17.73	4.6 years	$10,223

Common stock issued upon exercise of stock options are newly-issued shares.  At September 30, 2006, options to purchase 194,500 shares were available for grant under the Company's Stock Option Plans.

Stock-based compensation expense was calculated using the Modified Black-Scholes option-pricing model with the following assumptions:
Black-Scholes Assumptions	Nine Months Ended September 30, 2006

Risk-free interest rate	4.61%

Expected option life	6.0

Expected stock price volatility	21.59%

Dividend yield	2.27%

Weighted average fair value of options granted during the year	$8.20

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
	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,195	6,058	$.53	$3,086	6,002	$.51

Effect of Dilutive Options	-	228	(.02)	-	285	(.02)

Diluted EPS	$3,195	6,286	$.51	$3,086	6,287	$.49

For the three months ended September 30, 2006, options to purchase 30,000 shares of common stock at $38.85 per share were outstanding, which were not included in the computation of diluted earnings per share because they were antidilutive.  All outstanding options for the three months ended September 30, 2005 were included in the computation of diluted earnings per share.
	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$9,369	6,044	$1.55	$9,012	5,977	$1.51

Effect of Dilutive Options	-	239	(.06)	-	301	(.07)

Diluted EPS	$9,369	6,283	$1.49	$9,012	6,278	$1.44

For the nine months ended September 30, 2006, options to purchase 30,000 shares of common stock at $38.85 per share were outstanding, which were not included in the computation of diluted earnings per share because they were antidilutive.  All outstanding options for the nine months ended September 30, 2005 were included in the computation of diluted earnings per share.

4. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108").  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after November 15, 2006.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets", which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  Adoption of SFAS No. 156 was required for transactions occurring in fiscal years beginning after September 15, 2006.  The adoption of this standard did not have a material effect on the financial statements of the Company.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

The Company's net income for the three months ended September 30, 2006, was $3.20 million, a 4% increase over net income for the same three month period ended September 30, 2005 of $3.09 million. Basic and diluted earnings per share were $.53 and $.51, respectively, for the three months ended September 30, 2006, as compared to $.51 and $.49, respectively, for the three months ended September 30, 2005.

Results for the nine months ended September 30, 2006 showed net income of $9.37 million, a 4% increase over net income for the nine months ended September 30, 2005 of $9.01 million.  Basic and diluted earnings per share were $1.55 and $1.49, respectively, for the nine months ended September 30, 2006, as compared to $1.51 and $1.44 respectively, for the nine months ended September 30, 2005.

The Company's third quarter tax-equivalent net interest income increased 5% to $9.18 million, from $8.75 million in the third quarter in 2005. The increase is the result of growth in average earning assets, which have increased 9% to $1.0 billion for the third quarter of 2006, as compared to $936 million for the third quarter of 2005. The tax-equivalent net interest yield for the three months ended September 30, 2006 was 3.59%, as compared to 3.71% for the same period in 2005. The decrease in net interest yield is the result of the Bank's liability-sensitive balance sheet in a rising interest rate environment. The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

For the nine months ended September 30, 2006, tax equivalent net interest income increased 5% to $27.1 million from $25.7 million in the same nine-month period one year ago, and the tax-equivalent net interest margin decreased to 3.63% from 3.85% one year ago.  The decrease in the nine-month net interest margin is also the result of the Bank's liability-sensitive balance sheet in a rising interest rate environment.

Non-interest income increased by $346,000, or 54%, for the third quarter of 2006, as compared to the corresponding period in 2005 and increased by $333,000 for the nine months ended September 30, 2006, as compared to the same nine month period ending September 30, 2005.  The increase in the third quarter is primarily due to gains on sale of investment securities of $332,000.  The increase in the nine months ended September 30, 2006 is due to gains on sale of investment securities of $423,000 and increases of $61,000 in letter of credit income, Visa/Master Card income and other miscellaneous income, partially offset by a decrease in service charges on deposit accounts, primarily insufficient funds and business analysis fees, of $124,000.  Business analysis fees have an inverse relationship to interest rates and will decrease in a rising rate environment.  Insufficient funds fees have dropped due to the closing of or management's counciling of chronically overdrawn accounts.

Non-interest expense for the third quarter of 2006 increased $369,000, or 8% from the same quarter in 2005, due to increases in salaries and employee benefits, occupancy expense and insurance expense.  Salaries and employee benefits increased $285,000, or 10%, due to the addition of new officers and employees, normal salary adjustments and stock option expensing. Occupancy increased $68,000, or 18%, due to higher real estate taxes on owned branch properties.  Insurance expense increased $22,000, or 28%, due to new cyber-risk insurance premiums and other insurance premium increases.

Non-interest expense for the nine months ended September 30, 2006 increased $847,000, or 7%, from the nine months ended September 30, 2005.  Salaries and employee benefits increased $628,000, or 8%, occupancy $198,000, or 20% and insurance premiums $61,000, or 25%.  The reasons for these increases were the same as mentioned above for the three month period.  In addition, director fees increased $63,000, or 87%, due to the implementation of FAS 123R whereby director stock option grants were expensed.  These increases were partially offset by a decrease in professional fees of $128,000, or 35%, due to Sarbanes-Oxley related expenses in 2005 that were not repeated in 2006.

The effective income tax rate, which includes both federal and state income taxes, was level at 34% for both of the three months ended September 30, 2006 and 2005.  For the nine months ended September 30, 2006 and 2005 the effective income tax rate remained level at 34%.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $5.92 million at September 30, 2006, as compared with $5.40 million at December 31, 2005.  For the three months ended September 30, 2006 the allowance was increased with a provision for loan losses of $330,000 and decreased by approximately $18,000 in net charge-offs. For the three months ended September 30, 2005, the allowance was increased with a provision for loan losses of $30,000 and increased by approximately $37,000 in net recoveries. For the nine months ended September 30, 2006, the allowance was increased with a provision for loan losses of $545,000 and decreased by approximately $23,000 in net charge-offs.  For the nine months ended September 30, 2005, the allowance was increased with a provision for loan losses of $170,000 and increased by approximately $40,000 in net recoveries.  The allowance as a percentage of total loans has decreased to .99% at September 30, 2006, from 1.06% at December 31, 2005. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

The Bank primarily grants loans for which South Florida real estate is the collateral.  As of September 30, 2006, approximately 93% of loans had real estate as the primary or secondary component of collateral.

The Company had no non-accrual loans and no loans past due 90 days or more and still accruing interest at September 30, 2006 or September 30, 2005.

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

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At September 30, 2006 loan commitments totaled $84 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $159 million, and lines of credit available at correspondent banks amounting to $30 million as of September 30, 2006.

The Bank's primary use of funds is to originate loans and purchase investment securities.  During the nine months ended September 30, 2006, the Bank purchased $10 million in investment securities and loans increased by $87 million. Funding for both came from increases in deposits and repurchase agreements of $21 million, and increases from proceeds of sales, maturities and prepayments of investment securities of $31 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 12.23%, 13.42%, and 8.03%, respectively, as of September 30, 2006.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and anticipated timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at September 30, 2006. Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Anticipated Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing due from banks	$18,142	$-	$-	$-	$18,142
Federal funds sold	23,653	-	-	-	23,653
Investment securities (1)	10,704	21,872	28,328	324,400	385,304
Gross loans (excluding non-accrual)	178,032	68,843	92,144	257,678	596,697
Total interest-earning assets	$230,531	$90,715	$120,472	$582,078	$1,023,796

Interest-bearing liabilities:
Interest-bearing checking	$-	$-	$-	$88,189	$88,189
Money market	82,704	-	-	-	82,704
Savings	-	-	28,266	-	28,266
Time deposits	160,054	102,968	109,748	131,050	503,820
Borrowed funds	107,377	-	-	-	107,377
Total interest-bearing liabilities	$350,135	$102,968	$138,014	$219,239	$810,356

Interest sensitivity gap	$(119,604)	$(12,253)	$(17,542)	$362,839	$213,440

Cumulative gap	$(119,604)	$(131,857)	$(149,399)	$213,440

Cumulative ratio of interest-earning assets to interest-bearing liabilities	66%	71%	75%	126%
Cumulative gap as a percentage of total interest-earning assets	(11.7%)	(12.9%)	(14.6%)	20.8%
_______________________________
(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

In the above table, savings accounts have been allocated to the “182-365 days” category and interest-bearing checking accounts have been allocated to the “over 1 year” category because management does not anticipate changes the rates on these products in an earlier period even if market conditions change. If all non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -23.1%, -24.3%, -23.2% and 20.8% for 90 days or less, 91-181 days, 182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of September 30, 2006, the Bank's simulation analysis projects a decrease to net interest income of 6.94%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 1.11%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

The work undertaken by the Company to comply with Section 404 of the Sarbanes-Oxley Act of 2002 involved the identification, documentation, assessment and testing of the Company’s internal control over financial reporting in order to evaluate the effectiveness of such controls.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has not been any material change in the risk factor disclosure from that contained in the Company's 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) On August 24, 2006 the Company announced a stock repurchase plan whereby up to $4 million can be used to buy shares of the Company's common stock in open market and negotiated transactions during the next 24 months.  The Company made no stock repurchases during this quarter.

ITEM 6. EXHIBITS

10.1	Amendment to Standard Office Building Lease between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant), dated June 21, 2006

10.2	Employment Agreement between Commercial Bank of Florida and Barbara E. Reed, dated October 16, 2006

31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.

/s/ Joseph W. Armaly
Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
November 7, 2006

/s/ Barbara E. Reed
Barbara E. Reed
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 7, 2006