Form 10-K
period 2006-12-30
COMMERCIAL BANKSHARES INC
filed 2007-03-15
CIK 354562

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of the Company's outstanding common equity held by non-affiliates on June 30, 2006 (the last business day of the Company's most recently completed second fiscal quarter) was $224 million.

As of March 12, 2007, there were 6,221,782 shares of common stock outstanding.

Documents Incorporated by Reference

1. Certain portions of the Annual Report to Shareholders of Commercial Bankshares, Inc., for fiscal year ended December 31, 2006 are incorporated by reference into Part I and Part II.

Description		Page No.

Part I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	11
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item 9A.	Report of Management on Internal Control Over Financial Reporting	12
Item 9B.	Other Information	12

Part III
Item 10.	Directors and Executive Officers of the Registrant	13
Item 11.	Executive Compensation	14
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13.	Certain Relationships and Related Transactions	26
Item 14.	Principal Accountant Fees and Services	26

Part IV
Item 15.	Exhibits and Financial Statement Schedules	27

Signatures		30

Exhibit 10.15	Standard Office Building Lease

Exhibit 13.1	Commercial Bankshares, Inc. 2006 Annual Report

Exhibit 21.1	Subsidiaries of Commercial Bankshares, Inc

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm

Exhibit 23.2	Consent of Independent Registered Certified Public Accounting Firm

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 15A-14(A) or 15D-14(A) of the Securities Exchange Act of 1934, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Report of Independent Registered Certified Public Accounting Firm, 2004

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

On January 23, 2007, Commercial Bankshares, Inc., (“Registrant”) entered into an Agreement and Plan of Merger (“Merger Agreement”) with The Colonial BancGroup, Inc., a Delaware corporation (“Colonial”), whereby Registrant will merge with and into Colonial, with Colonial remaining as the surviving corporation (“Merger”).

The Merger Agreement provides that at the closing of the Merger, the Registrant's shareholders will have their shares canceled and converted into the right to receive either $49.00 in cash or 2.0214 shares of Colonial common stock, par value $2.50 per share, or any combination thereof at the election of each such shareholder, provided that the aggregate cash consideration is fixed at 50% of number of outstanding shares of Registrant's common stock times $49.00. Accordingly, each such shareholder's election is subject to adjustment, on a pro rata basis, to the extent of an aggregate overelection or underelection of cash.

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

Employees

At December 31, 2006, the Company and the Bank together employed 194 employees, of whom ten are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its employee relations are good.

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

The Company's management believes that the risk-weighting of assets under current FRB guidelines does not and will not have a material impact on the Company's operations or on the operations of the Bank. As of December 31, 2006 and 2005, the Company's total risk-based capital ratios were 13.84% and 14.11%, respectively. In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum. Federal Reserve Board requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above regulatory minimums without significant reliance on intangible assets. The Federal Reserve Board may continue to consider a "tangible Tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities. As of December 31, 2006 and 2005, the Company's leverage ratios were 8.44% and 7.62%, respectively.

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

The FDIC insures the deposits of the Bank to the current maximum allowed by law. As an institution whose deposits are insured by the Bank Insurance Fund ("BIF") of the FDIC, the Bank also is subject to insurance assessments imposed and set by the FDIC from time to time. The FDIC is further authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. The actual assessments to be paid into the BIF are based on the institution's assessment risk classification, which is whether the institution is considered "well capitalized", "adequately capitalized", or "under-capitalized", as those terms have been defined in applicable federal regulations, and whether the institution is considered by its supervising agency to be financially sound or to have supervisory concerns.

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

The Bank became subject to the provisions of FDICIA relating to internal controls effective January 1, 2001, when provisions required that banks over $500 million in assets document and test their internal control structure and report on it on an annual basis. During 2005, the threshhold for FDICIA was raised from $500 million to $1 billion in assets as of January 1, 2005.  The Bank, therefore, was not subject to the provisions of FDICIA for 2005.  In 2006 the Bank once again became subject to its provisions.

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

In addition to the financial strength and cash flow characteristics of the borrower in each case, the Company often secures its loans with real estate collateral. At December 31, 2006, approximately 91% of the Company’s loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Additionally, our common stock is thinly traded. The average trading volume of our shares on the Nasdaq Global Market during 2006 was approximately 8,729 shares. Thinly traded stock can be more volatile than stock trading in an active public market. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the stock of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Therefore, our shareholders may not be able to sell their shares at the volumes, prices or times that they desire.

Our Merger with Colonial has various conditions to closing which may terminate the merger agreement.

Our merger with Colonial has various conditions to closing which must be satisfied by us or by Colonial prior to the completion of the merger.  If these conditions are not satisfied or waived, we or Colonial may terminate the merger agreement.  The termination of the merger agreement could have a material adverse affect on us.

The merger agreement with Colonial contains various conditions to closing, including obtaining stockholder approval, obtaining all governmental and regulatory approval, and compliance with the other terms and conditions of the merger agreement.  If these conditions are not satisfied by us, we or Colonial may terminate the merger agreement.  In addition, we have incurred material expenses in connections with the merger agreement, which would be recognized in fiscal 2007 in the event the merger agreement was terminated.  As a result of the termination of the merger agreement, our financial condition, results of operations, liquidity and stock price could be materially, adversely affected.

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

The Bank owns ten of its fourteen full-service branches and leases the remaining four offices, all of which branches are located in Miami-Dade County or Broward County, Florida. Additional information relating to the Company's lease commitments is set forth in Note 5 in the Company’s 2006 Annual Report and is incorporated herein by reference. The condition of all properties is considered good. In the opinion of management, owned properties are adequately covered by insurance.

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

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required to be reported under this item is set forth on pages 12 and 13 of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 6. Selected Financial Data.

Information required to be reported under this item is set forth on pages 1 and 2 of the Company’s 2006 Annual Report and is incorporated herein by reference.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required to be reported under this item is set forth on pages 3 through 19 of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required to be reported under this item is set forth on pages 15 and 16 of the Company’s 2006 Annual Report under the section entitled "Asset/Liability Management and Interest Rate Risk", and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The information required to be reported under this item is set forth on pages 20 through 43 of the Company’s 2006 Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable

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

b)   Management's Annual Report on Internal Control Over Financial Reporting

Refer to page 20 of the Company’s 2006 Annual Report for “Management’s Report on Internal Control Over Financial Reporting”, with respect to management’s assessment of internal control over financial reporting. There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

c)   Audit Report of the Registered Public Accounting Firm

Refer to page 21 of the Company's 2006 Annual Report for the "Report of the Company's Independent Registered Public Accounting Firm".

ITEM 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Directors of the Company

Joseph W. Armaly, age 70, is Chairman of the Board of Directors and Chief Executive Officer of the Company and of Commercial Bank of Florida ("Bank"), the Company's wholly-owned subsidiary. Mr. Armaly served as President of Merchants Bank of Miami ("Merchants") from 1965 through 1988 and also served as Chairman of Merchants' Board of Directors from 1980 through 1988. Mr. Armaly was also President and Chairman of the Board of Florida Commercial Banks, Inc. ("Florida Commercial") from 1980 through 1988. Mr. Armaly has been Chairman of the Board of the Company and the Bank since its formation in 1988.

Cromwell A. Anderson, age 81, is a Director of the Company and the Bank. Mr. Anderson has been in the private practice of law since 1954. Mr. Anderson retired from the law firm of Fowler, White, Burnett, Hurley, Banick & Strickroot, P.A. in 1999. Mr. Anderson has been a Director of the Company and the Bank since 1988.

Robert Namoff, age 54, is a Director of the Company and the Bank. Mr. Namoff is the Chairman of the Board of Allied Universal Corporation, a chemical manufacturer. Mr. Namoff serves on the Board of Directors of the Chlorine Institute in Washington, D.C.  Mr. Namoff has been a Director of the Company and the Bank since 1990.

Sherman Simon, age 88, is a Director of the Company and the Bank. Mr. Simon has been a private real estate investor for over 30 years. Mr. Simon has been a Director of the Company and the Bank since 1988.

Michael W. Sontag, age 61, is a Director of the Company and the Bank. Mr. Sontag is an Architectural Engineer and a licensed general contractor. Mr. Sontag has been a Director of the Company and the Bank since 1997.

Bruce P. Steinberger, age 53, was elected President, Secretary and Director of the Company and the Bank in October, 2006.  Mr. Steinberger previously served the Company and the Bank as Executive Vice President and Chief Lending Officer.  Mr. Steinberger was previously Executive Vice President of Intercontinental Bank from 1987-1995.

Martin Yelen, age 79, is a Director of the Company and the Bank and was formerly a director of Florida Commercial. Mr. Yelen is a retired attorney who engaged in private practice for 45 years with the firm of Yelen & Yelen, P.A. Mr. Yelen has served on the Miami-Dade and Monroe County chapters of the National Safety Council and was a councilman and Mayor of the City of West Miami. Mr. Yelen has been a Director of the Company and the Bank since 1988.

Executive Officers of the Company

The executive officers of the Company are elected to their offices for one-year terms at the meeting of the Board of Directors in April of each year. The terms of any executive officers elected after such date expire at the same time as the terms of the executive officers elected at such date.

Joseph W. Armaly, age 70, is Chairman of the Board of Directors and Chief Executive Officer of the Company and the Bank. Mr. Armaly served as President of Merchants from 1965 through 1988 and also served as Chairman of Merchants' Board of Directors from 1980 through 1988. Mr. Armaly was also President and Chairman of the Board of Florida Commercial from 1980 through 1988. Mr. Armaly has been Chairman of the Board of the Company and the Bank since its formation in 1988.

Bruce P. Steinberger, age 53, was elected President, Secretary and Director of the Company and the Bank in October, 2006.  Mr. Steinberger previously served the Company and the Bank as Executive Vice President and Chief Lending Officer.  Mr. Steinberger was previously Executive Vice President of Intercontinental Bank from 1987-1995.

Barbara E. Reed, age 43, was elected Executive Vice President and Chief Financial Officer of the Company and the Bank in October, 2006.  Ms. Reed previously served as Senior Vice President and Chief Financial Officer of the Company and the Bank since 1995 and as Vice President and Controller and as Auditor. Ms. Reed is a Certified Public Accountant and prior to 1991, was employed by Coopers & Lybrand LLP.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers (as defined in Rule 16a-1(f)), directors, and persons owning more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes of ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely upon a review of the copies of forms furnished to the Company, the Company believes that during the 2006 fiscal year, all filing requirements applicable to its officers and directors and 10% shareholders were met.

Item 11. Executive Compensation.

Executive Compensation

The individuals who served as our Chief Executive Officer and Chief Financial Officer during 2006 as well as one other highly compensated executive officer during such year, shall be referred to as the "named executive officers" throughout the executive compensation discussion.  These individuals are listed in the Summary Compensation Table below.  The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company and the Bank in 2006 and their compensatory arrangements.

Compensation Discussion and Analysis

Overview, Philosophy and Objectives of Executive Compensation

The Compensation Committee has authority to establish the salaries, bonuses and equity plan participation levels for the named executive officers.  The Compensation Committee also has the authority to review and approve employment agreements, severance arrangements and retirement plans for the named executive officers and otherwise to review and approve our compensation plans.  The Compensation Committee evaluates the performance of the Chief Executive Officer and, with input from the Chief Executive Officer, evaluates the performance of the other named executive officers.

We compensate our named executive officers primarily through a combination of base salary, bonus and stock option awards.  The primary objectives of the Compensation Committee with respect to the compensation of the named executive officers are to attract, motivate and retain talented and dedicated  executives and to foster a team orientation toward the achievement of company-wide business objectives.  The Compensation Committee's compensation philosophy with respect to the named executive officers includes the following general elements:  (1) providing base salaries and bonus targets within a market competitive range and (2) rewarding achievement of company financial performance objectives as well as individual managerial effectiveness.

Base Salary

The primary component of compensation of our executives is base salary.  The base salary levels of our executives in 2006 were established based upon: (i) the individual's particular background and circumstances, including experience and skills, (ii) our knowledge of competitive factors within the industry in which we operate, (iii) the job responsibilities of the individual, (iv) our expectations as to the performance and contribution of the individual and our judgement as to the individual's potential future value to us, (v) prior year salary levels,  (vi) length of service (vii) with respect to those executives other than the Chief Executive Officer, the recommendations of the Chief Executive Officer and  (viii) prior year performance measures such as net income, return on assets, return on equity, earnings per share and loan and deposit growth.  Specifically, net income increased 7% during 2005, return on average assets and equity were 1.27% and 15.53%, respectively, credit performance remained strong; diluted earnings per common share increased from $1.82 in 2004 to $1.93 in 2005; average loans increased by 10% from 2004 to 2005; and average total deposits increased by 14% from 2004 to 2005.  In establishing the current base salary levels, we did not engage in any formal benchmarking activities or engage any outside compensation advisors.

The base salary of the named executive officers is intended to provide a competitive base level of pay for the services they provide.  We believe the fixed base annual salary levels of the named executive officers help us to retain qualified executives and provide a measure of income stability for the named executive officers that may lessen potential pressures to take possibly excessive risks to achieve performance measures under incentive compensation arrangements.

Bonus

All of the named executive officers are eligible for a bonus.  In addition, certain officers who are viewed as having an opportunity to directly and substantially contribute to achievement of our short-term objectives are eligible to receive bonus compensation.  Our bonuses reward the named executive officers for achieving company financial performance objectives and for demonstrating individual leadership.  We believe that by providing a positive incentive and  cash rewards, the bonus plays an integral role in motivating and retaining qualified executives.  We also believe that the allocation of base salary and incentive compensation opportunity for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunity and reflects our goal of retaining and motivating our named executive officers.  For purposes of determining the level of the annual cash incentive awards to be paid to senior executives for 2006, it was the Compensation Committee's view that the Company's 2006 results represented a strong performance. The Compensation Committee noted the following factors in support of its findings: net income increased 4% during 2006; return on average assets and equity were 1.20% and 14.77%; credit performance remained excellent; diluted earnings per common share increased from $1.93 in 2005 to $2.00 in 2006; the senior executive officers were successful in implementing the growth strategy of the Bank, as average loans increased by 19% from 2005 to 2006; and average total deposits increased 7% from 2005 to 2006.

Stock Option Awards

The Compensation Committee also uses stock options to reward management and to link them to the long-term results and stockholder interests of the Company. Option grants are usually determined in the spring of each fiscal year. The levels of option grants are determined at the discretion of the Compensation Committee on a subjective basis. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year. In determining the levels of option grants for 2006, the Compensation Committee considered the performance of the Company for fiscal year 2005, the performance of the Company for the beginning of 2006, and efforts and initiatives by the executive officers to implement and support the strategic objectives of the Bank.

All Other Compensation

Other compensation to the named executive officers in 2006 included eligibility to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans, which are available to employees generally.  These payments and other benefits, the amounts of which are not material to us, provide additional compensation and benefits to the named executive officers.

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) (D)	Stock Awards ($) (E)	Option Awards ($) (F)	Non-Equity Incentive Plan Compensation ($) (G)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (H)	All Other Compensation ($) (I)		Total ($) (J)

Joseph W. Armaly	2006	405,000	200,000	0	20,500	0	0	10,991	(1)	636,491
Chairman and Chief Executive Officer

Jack J. Partagas *	2006	474,000	136,000	0	20,500	0	0	5,593		636,093
President, Chief Operating
Officer and Secretary

Bruce P. Steinberger	2006	255,000	88,000	0	16,400	0	0	14,800	(2)	374,200
President and Secretary

Barbara E. Reed	2006	180,000	50,000	0	16,400	0	0	7,650		254,050
Executive Vice President and Chief Financial Officer

(1) Includes $3,328 of personal use of business auto and $7,663 of group term life.
(2) Includes $4,800 of auto allowance and $10,000 of employer 401K match.

*Deceased as of September 30, 2006.  Salary includes payout of employment contract.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards (S/Sh)

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)	(J)	(K)

Joseph W. Armaly	6/1/2006	-	-	-	-	-	-	-	2,500	35.18

Jack J. Partagas	6/1/2006	-	-	-	-	-	-	-	2,500	35.18

Bruce P. Steinberger	6/1/2006	-	-	-	-	-	-	-	2,000	35.18

Barbara E. Reed	6/1/2006	-	-	-	-	-	-	-	2,000	35.18

Outstanding Equity Awards At Fiscal Year-end

	Option Awards						Stock Awards

Name (A)	Number of Securities Underlying Unexercised Options (#) Exercisable (B)	Number of Securities Underlying Unexercised Options (#) Unexercisable (C)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (D)	Option Exercise Price ($) (E)	Option Expiration Date (F)	Number of Shares or Units of Stock That Have Not Vested (#) (G)	Market Value of Shares or Units of Stock That Have Not Vested ($) (H)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (I)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (J)

Joseph W. Armaly	61,114	2,500	(3)	-	35.18	6/1/2016	-	-	-	-

Jack J. Partagas	61,114	2,500	(3)	-	35.18	9/30/2007	-	-	-	-

Bruce P. Steinberger	32,993	2,000	(3)	-	35.18	6/1/2016	-	-	-	-

Barbara E. Reed	31,374	2,000	(3)	-	35.18	6/1/2016	-	-	-	-

(3) The Board of Directors voted to accelerate the vesting of these options on January 23, 2007 due to the Merger Agreement with Colonial BancGroup.  The options otherwise would have vested on June 1, 2007.
Option Exercises and Stock Vested Table

	Option Awards		Stock Awards

Name (A)	Number of Shares Acquired on Exercise (#) (B)	Value Realized on Exercise ($) (C)	Number of Shares Acquired on Vesting (#) (D)	Value Realized on Vesting ($) (E)

Joseph W. Armaly	-	-	-	-

Jack J. Partagas	13,770	405,529	-	-

Bruce P. Steinberger	-	-	-	-

Barbara E. Reed	3,248	96,953	-	-

Director Compensation Table

Name (A)	Fees Earned or Paid in Cash ($) (B)	Stock Awards ($) (C)	Option Awards (4) ($) (D)	Non-Equity Incentive Plan Compensation ($) (E)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (F)	All Other Compensation ($) (G)	Total ($) (H)

Cromwell A. Anderson	20,000	-	12,300	-	-	-	32,300
Robert Namoff	20,000	-	12,300	-	-	-	32,300
Sherman Simon	20,000	-	12,300	-	-	-	32,300
Michael W. Sontag	20,000	-	12,300	-	-	-	32,300
Martin Yelen	23,000	-	12,300	-	-	-	35,300

(4) The value of the options under FAS 123 as of the grant date was $8.20.

Our non-employee directors are entitled to receive $5,000 per quarter for attending board meetings and other committee meetings.  The Chairman of the Audit Committee received an additional retainer of $3,000 per calendar year.  In addition, each non-employee director in office in June, 2006, received options to purchase 1,500 shares of common stock.  See table on page 21 for the number of options granted and outstanding for each director.

Employment Agreements

The Company and the Bank have entered into employment agreements with Mr. Armaly. The Bank has entered into employment agreements with Mr. Steinberger and Ms. Reed. These agreements, which are summarized below, are intended to assure the Company and the Bank of the continued services of its key officers.

With respect to Mr. Armaly, the agreement entered into as of March 18, 1994 provides that he shall be employed by the Company and the Bank in his current position for a period of three (3) years. On March 31, 1995 the term was extended automatically for one additional year and on each subsequent March 31 the term is automatically extended for one additional year such that after each March 31 extension the term of the agreement is a full three years. Compensation and benefits are to be determined by the Board of Directors of the Company, provided that the officer's participation in employee benefit plans and arrangements shall provide benefits at least equal to those provided to all other employees of the Company. In the event that the officer's employment is terminated (except for death, disability, or cause) or if the officer terminates his employment because of a reduction in position, responsibility, salary, or for any other good reason, as defined in the agreement, and including a change in control of the Company, the officer is entitled to severance benefits equal to three year's salary and cash incentive compensation plus the option to continue to receive fringe benefits for an additional three years or an additional sixty (60%) percent of annual salary and cash incentive compensation in lieu of fringe benefits. In the event the officer terminates his employment other than for good reason, as defined in the agreement, the officer is entitled to severance benefits equal to one year's salary and cash incentive compensation, plus an additional twenty (20%) percent in lieu of fringe benefits. Such severance benefits will be based upon the executive's then current salary and the aggregate cash incentive compensation last paid to or earned by the officer in the immediately preceding twelve months prior to termination. In the event that any of such payments constitute "parachute payments" under Section 280G of the Internal Revenue Code and therefore are subject to the excise tax on "excess parachute payments" under Section 4999 of the Internal Revenue Code, the agreement provides that the Company will pay an additional cash amount, as determined by a formula set forth in the agreement, sufficient to pay both the excise tax and any additional amounts which become due as the result of the payment of the excise tax, to put the officer in the same position as though no excise tax had been imposed.  As of December 31, 2006, the payment for change in control, termination of employment (except for death, disability or cause) or the officer terminating employment for good reason would be $2.9 million.  The payment for the officer terminating employment other than for good reason would be $730,000 and the payment upon death would be $101,000.

With respect to Mr. Steinberger, the agreement entered into as of December 18, 1998 provides that he shall be employed by the Bank in his current position for a period of one year. On December 18, 1999 the term was extended automatically for one additional year and on each subsequent December 18 the term is automatically extended for one additional year. Compensation and benefits are to be determined by the Board of Directors of the Bank, provided that the officer’s participation in employee benefit plans and arrangements shall provide benefits at least equal to those provided to all other employees of the Bank. In the event that the officer’s employment is terminated (except for death, disability, or cause) or if the officer terminates his employment because of a reduction in position, responsibility, salary, or for any other good reason, as defined in the agreement, Mr. Steinberger is entitled to severance benefits equal to his base salary and cash incentive compensation through and including the scheduled termination date of this agreement, as extended. As of December 31, 2006, this payment would be $335,000.  If the agreement is terminated by Mr. Steinberger pursuant to a change in control of the Company, Mr. Steinberger is entitled to severance benefits equal to two year’s salary and cash incentive compensation plus the option to continue to receive fringe benefits for an additional two years or an additional forty (40%) percent of annual salary and cash incentive compensation in lieu of fringe benefits. As of December 31, 2006, this payment would be $835,000.  In the event that Mr. Steinberger terminates his employment other than for good reason, as defined in the agreement, the officer is entitled to severance benefits equal to his base salary and cash incentive compensation through and including the date of termination. Such severance benefits will be based upon Mr. Steinberger’s then current salary and the aggregate cash incentive compensation last paid to or earned by the officer in the immediately preceding twelve months prior to termination. In the event that any of such payments constitute “parachute payments” under Section 280G of the Internal Revenue Code and therefore are subject to the excise tax on “excess parachute payments” under Section 4999 of the Internal Revenue Code, the agreement provides that the Bank will pay an additional cash amount, as determined by a formula set forth in the agreement, sufficient to pay both the excise tax and any additional amounts which become due as the result of the payment of the excise tax, to put the officer in the same position as though no excise tax had been imposed.

With respect to Ms. Reed, the agreement entered into as of October 16, 2006 provides that she shall be employed by the Bank in her current position for a period of one year. On October 16, 2007 the term will be extended automatically for one additional year and on each subsequent October 16 the term is automatically extended for one additional year. Compensation and benefits are to be determined by the Board of Directors of the Bank, provided that the officer’s participation in employee benefit plans and arrangements shall provide benefits at least equal to those provided to all other employees of the Bank. In the event that the officer’s employment is terminated (except for death, disability, or cause) or if the officer terminates his employment because of a reduction in position, responsibility, salary, or for any other good reason, as defined in the agreement, Ms. Reed is entitled to severance benefits equal to her base salary and cash incentive compensation through and including the scheduled termination date of this agreement, as extended. As of December 31, 2006, this payment would be $182,000.  If the agreement is terminated by Ms. Reed pursuant to a change in control of the Company, Ms. Reed is entitled to severance benefits equal to one and one-half year’s salary and cash incentive compensation plus the option to continue to receive fringe benefits for an additional one and one-half years or an additional thirty (30%) percent of annual salary and cash incentive compensation in lieu of fringe benefits. As of December 31, 2006, this payment would be $414,000.  In the event that Ms. Reed terminates her employment other than for good reason, as defined in the agreement, the officer is entitled to severance benefits equal to her base salary and cash incentive compensation through and including the date of termination. Such severance benefits will be based upon Ms. Reed’s then current salary and the aggregate cash incentive compensation last paid to or earned by the officer in the immediately preceding twelve months prior to termination. In the event that any of such payments constitute “parachute payments” under Section 280G of the Internal Revenue Code and therefore are subject to the excise tax on “excess parachute payments” under Section 4999 of the Internal Revenue Code, the agreement provides that the Bank will pay an additional cash amount, as determined by a formula set forth in the agreements, sufficient to pay both the excise tax and any additional amounts which become due as the result of the payment of the excise tax, to put the officer in the same position as though no excise tax had been imposed.

Stock Option Plan Benefits

The table below indicates options granted and outstanding under the 1994 and 2004 Outside Director Stock Option Plans, the 1994 Performance Stock Option Plan and the 2004 Employee Stock Option Plan as of December 31, 2006:

Number of Options
Name and Position	Granted and Outstanding
Executive officer group	131,981
Non-executive director group	252,143
Non-executive officer employee group	202,982
Total options granted	587,106

Executive Officers
Joseph W. Armaly	63,614
Chairman and CEO
Bruce P. Steinberger	34,993
President and COO
Barbara E. Reed	33,374
Executive Vice President and CFO

Directors
Joseph W. Armaly	63,614
Cromwell A. Anderson	57,520
Robert Namoff	57,520
Sherman Simon	57,520
Michael W. Sontag	22,063
Bruce P. Steinberger	34,993
Martin Yelen	57,520

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was an officer or employee of the Company or of any of its subsidiaries during the prior year or was formerly an officer of the Company or any of its subsidiaries. During the last fiscal year, none of the executive officers of the Company have served on the Board of Directors or Compensation Committee of any other entity, any of whose officers served either on the Board of the Company or on the Compensation Committee of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on the review and discussion of the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K and, as applicable, the Company's proxy or information statement.

Compensation Committee
Cromwell A. Anderson, Chairman
Sherman Simon
Martin Yelen

The Board of Directors and Committees

The Board of Directors of the Company consists of the same persons as the Board of Directors of the Bank. The Company conducts its operations through the Bank, which is its wholly-owned subsidiary. Both the Company and the Bank held twelve meetings of the Board of Directors during 2006. Each director attended at least 75% of the board meetings that were held while he was serving as a director during the year, as well as attending at least 75% of the committee meetings of those committees of which the respective director was a member. During 2006, the Company's Board of Directors had standing Audit and Compensation Committees, and the Bank's Board of Directors had standing Audit, Executive, Loan and Compliance Committees.

(a) Audit Committee. The Bank's Audit Committee consists of Messrs. Anderson, Namoff, Simon, Sontag and Yelen. These persons were all independent, non-employee directors of the Bank and the Company. The Board of Directors has determined that each member of the Audit Committee is financially literate and independent in accordance with NASDAQ's listing standards and that Mr. Namoff is an "audit committee financial expert", as defined by the Securities and Exchange Commission ("SEC"). The Audit Committee held eight meetings during 2006. The Audit Committee has functional supervision over the internal audit staff, reviews the system of internal controls and the adequacy of the internal audit system and receives reports on activities of the internal auditing department. It recommends the independent registered public accounting firm to the Bank's and the Company's Boards of Directors, approves all services provided by the independent registered public accounting firm and related fees and reviews the scope of the audits and the actual audits performed by both the independent registered public accounting firm and the internal auditors. It is responsible for ensuring that the audit findings are adequately addressed.

(b) Compensation Committee. The Company's Compensation Committee consists of Messrs. Anderson, Simon and Yelen. These persons are all independent, non-employee directors of the Company and constitute three of the five non-employee directors of the Board. The Compensation Committee held four meetings during 2006. The Compensation Committee was delegated the duties of establishing and administering an executive compensation program. Its activities include reviewing and approving the design of the program, setting performance goals, assessing executive performance and making grants of salary, bonuses and incentive compensation. The Compensation Committee also administers the 2004 Employee Stock Option Plan.

(c) Nominating Committee. The Company has no formal nominating committee but rather the entire Board of Directors acts as the nominating committee. All of the director nominees of the Company set forth in Proposal I entitled "Election of Directors" were approved by a majority of the independent, non-employee directors of the Company. Messrs. Anderson, Namoff, Simon, Sontag and Yelen are all the independent, non-employee directors of the Company. The Board of Directors believes it is appropriate for the Company to nominate its director nominees through a majority of the independent directors of the full board and not a separate nominating committee due to the efficiencies gained by not having a separate committee.

Report of the Audit Committee

The following report on the Audit Committee is made pursuant to the rules of the SEC. The Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, "Communication with Audit Committees".

The Audit Committee discussed with the Company's internal audit staff and its independent registered public accounting firm the overall scope and plans for their respective audits. The Audit Committee meets with the internal audit staff and its independent registered public accounting firm to discuss the results of their examinations, the evaluations of the Company's internal controls and the overall quality of the Company's financial reporting. The Audit Committee also approves all services provided by the independent registered public accounting firm and related fees.

The Audit Committee has received the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 "Independence Discussions with Audit Committees", as may be modified or supplemented, and has discussed with the independent registered public accounting firm the independent registered public accounting firm’s independence. The members of the Audit Committee are independent as independence is defined in Rule 4200(a)(14) of the National Association of Securities Dealers.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2006 be included in the Company's Annual Report on Form 10-K for the year 2006, for filing with the SEC.

AUDIT COMMITTEE
Martin Yelen, Chairman      Sherman Simon
Cromwell Anderson            Michael Sontag
Robert Namoff

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of March 12, 2007, by (i) two persons known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and executive officer of the Company and (iii) the directors and the executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

	Current Beneficial Ownership as of March 12, 2007
	Number of		Percent of
Name and Address of Beneficial Owner	Shares (1) (7)		Class*
(a) Certain beneficial owners:
MFC Global Investment Management (US) LLC	383,709		5.84%
101 Huntington Avenue
Boston, MA 02199

Caxton Associates LLC	336,387		5.12%
731 Alexander Road
Princeton, NJ 08540

(b) Management and Directors:

Directors:
Cromwell A. Anderson	226,088	(2)	3.44%
1550 S.W. 57th Avenue
Miami, Florida 33144

Joseph W. Armaly	311,268	(3)	4.74%
1550 S.W. 57th Avenue
Miami, Florida 33144

Robert Namoff	192,899	(2)	2.94%
1550 S.W. 57th Avenue
Miami, Florida 33144

Sherman Simon	249,488	(2)	3.80%
1550 S.W. 57th Avenue
Miami, Florida 33144

Michael W. Sontag	72,097	(4)	1.10%
1550 S.W. 57th Avenue
Miami, Florida 33144

Bruce P. Steinberger	59,824	(6)	**
1550 S.W. 57th Avenue
Miami, Florida 33144

Martin Yelen	104,609	(2)	1.59%
1550 S.W. 57th Avenue
Miami, Florida 33144

Executive Officers Who Are Not Also Directors:
Barbara E. Reed	47,463	(5)	**
1550 S.W. 57th Avenue
Miami, Florida 33144

All directors and the executive officers as a group (8 persons)	1,263,736		19.25%

(c) Change in control:
On January 23, 2007 Commercial Bankshares, Inc. entered into an agreement and Plan of Merger with Colonial BancGroup, Inc. whereby Commercial Bankshares, Inc. will merge with and into Colonial with Colonial remaining as the surviving corporation. If all conditions of the Merger Agreement are met, the merger is expected to close in the second quarter 2007.

________________________________
* Percentages of shares beneficially owned are based upon 6,221,782 shares of Common Stock outstanding as of March 12, 2007 plus, for each person named above, any shares of Common Stock that may be acquired by such person within 60 days of such date upon exercise of outstanding options or other rights.  Options granted under the Outside Director Plan vest immediately.
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

(2)	Includes options granted to purchase 57,250 shares of Common Stock.
(3)
Includes options granted to purchase 63,614 shares of Common Stock. Does not include 45,196 shares held of record by Mr. Armaly's wife. Mr. Armaly disclaims beneficial ownership of all such shares. Inclusion of such shares would result in Mr. Armaly owning 356,464 shares or 5.43% and all directors and executive officers owning as a group 1,308,932 shares or 19.94% of the total issued and outstanding shares of Common Stock.

(4)	Includes options granted to purchase 22,063 shares of Common Stock.
(5)	Includes options granted to purchase 9,625 shares of Common Stock.
(6)	Includes options granted to purchase 18,704 shares of Common Stock.
(7)
The number of shares underlying the stock options described in this table and the foregoing footnotes, and the exercise prices for such shares, give effect to the dilutive adjustments, which were made with respect to such options as a result of the 5% stock dividends which were declared by the Company in each December, 1997, December, 1998 and December, 1999 and five-for-four stock splits declared in December, 2002 and December, 2003.

Equity Compensation Plan Information

The following table sets forth information regarding our compensation plans (including individual compensation arrangements) under which shares of our Common Stock are authorized for issuance as of December 31, 2006:
			Number of Securities
			Remaining Available for
	Number of Securities	Weighted Average	Future Issuance Under
	to be Issued Upon	Exercise Price	Equity Compensation Plans
	Exercise of	of Outstanding	(Excluding Securities
Plan Category	Outstanding Options (a)	Options	Reflected in Column (a))

Equity compensation plans
approved by security holders:

1994 Performance Plan and
1994 Outside Director Plan	486,106 (1)	$15.64	-

2004 Employee Plan and
2004 Outside Director Plan	101,000 (2)	32.16	194,500

Equity compensation plans
not approved by security holders	-	-	-
	587,106	$18.48	194,500

______________________
(1)
Represents options to purchase 258,963 shares of Common Stock which have previously been granted and which remain outstanding under our 1994 Performance Stock Option Plan and options to purchase 227,143 shares of Common Stock which have previously been granted and which remain outstanding under our 1994 Outside Director Stock Option Plan. The 1994 Performance Stock Option Plan and the 1994 Outside Director Stock Option Plan expired in the first quarter of 2004. Therefore, there are no securities reserved for future issuance under these plans.

(2)
Represents options to purchase 76,000 shares of Common Stock which have previously been granted and which remain outstanding under our 2004 Employee Stock Option Plan and options to purchase 25,000 shares of Common Stock which have previously been granted and which remain outstanding under our 2004 Outside Director Stock Option Plan. The 2004 Employee Stock Option Plan initially had 250,000 and 50,000, respectively, shares of Common Stock reserved for issuance.

Item 13. Certain Relationships and Related Transactions.

Certain Relationships and Related Transactions

The Bank has had and expects to have in the future various loan and other banking transactions in the ordinary course of business with directors, executive officers, and principal shareholders of the Bank and the Company (or associates of such persons). In the opinion of management, all such transactions: (i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those generally prevailing at the time for comparable transactions with unrelated persons; and (iii) do not involve more than the normal risk of collectibility or present other unfavorable features. The total amount of extensions of credit to directors, executive officers, those stockholders named in the table in "Security Ownership of Certain Beneficial Owners and Management", and any of their associates was $2.6 million as of February 28, 2007, which represented approximately 2.8% of total shareholders equity.

Item 14. Principal Accountant Fees and Services.

Principal Accounting Firm Fees

The following table presents the aggregate fees billed to the Company by Crowe Chizek and Company LLC, for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2006 and 2005 and other services provided during those periods:
	December
	2006	2005

Audit Fees (1)	$192,000	$183,500
Audit-Related Fees (2)	12,000	11,500
Tax Fees (3)	13,000	28,875
All Other Fees	-	-
Total Fees	$217,000	$223,875
____________________________
(1)
Audit Fees consist of fees billed for services rendered for the annual audit of the Company’s consolidated financial statements, the audit of management’s assessment of internal control over financial reporting, the review of condensed consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements that are not reported under the caption “Audit Fees”. The category includes fees related to audit of the Company's retirement plan and consultation related to acquisitions or other business transactions.

(3)
Tax Fees consist of fees billed for services rendered for tax compliance, tax advice and tax planning.   The 2005 figure includes billings by PricewaterhouseCoopers in 2005 for the 2004 tax return and billings by Crowe Chizek in 2005 for the 2005 tax return.

Pre-approval of Services Provided by the Independent Auditor

The Audit Committee has adopted a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee will consider annually and, if appropriate, approve the scope of the audit services to be performed during the fiscal year as outlined in an engagement letter proposed by the independent auditor. For permissible non-audit services, the Company will submit to the Audit Committee, at least annually, a list of services and a corresponding budget estimate that it recommends the Audit Committee engage the independent auditor to provide. To facilitate the prompt handling of certain unexpected matters, the Audit Committee delegates to its Chairman the authority to approve in advance all audit and non-audit services below $2,000 to be provided by the independent auditor if presented to the full Audit Committee at the next regularly scheduled meeting. The Company will routinely inform the Audit Committee as to the extent of services provided by the independent auditor in accordance with this pre-approval policy and the fees incurred for the services performed to date.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Reference is made to Item 8 of Part II to this Annual Report on Form 10-K which incorporates by reference the Company's financial statements contained in the Company's 2006 Annual Report attached as Exhibit 13.1 to this report.

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

3.2	By-Laws, as amended, of the Company. Incorporated by reference to Exhibit 3.2 of the Registration Statement.

10.1	Form of Indemnification Agreement. Incorporated by reference to Exhibit 10.4 of the Registration Statement.

10.2*
Employment Agreement between Commercial Bankshares, Inc., Commercial Bank of Florida, and Joseph W. Armaly, dated March 18, 1994 and amended and restated on December 18, 1998. Incorporated by reference to Exhibit 10.3 that accompanies the 1998 Annual Report on Form 10-K.

10.3*	Employment Agreement between Commercial Bank of Florida and Bruce Steinberger, dated December 18, 1998. Incorporated by reference to Exhibit 10.6 that accompanies the 1998 Annual Report on Form 10-K.

10.4*	Employment Agreement between Commercial Bank of Florida and Barbara Reed, dated October 16, 2006. Incorporated by reference to Exhibit 10.2 that accompanies the September 30, 2006 Report on Form 10-Q.

10.5*	Commercial Bankshares, Inc., 1994 Outside Director Stock Option Plan, effective as of March 18, 1994. Incorporated by reference to Exhibit 10.7 that accompanies the 1993 Annual Report on Form 10-KSB.

10.6*
Commercial Bankshares, Inc., 1994 Performance Stock Option Plan, adopted March 18, 1994, effective April 1, 1994. Incorporated by reference to Exhibit 10.8 that accompanies the 1993 Annual Report on Form 10-KSB.

10.7*	Commercial Bankshares, Inc., Amendment to 1994 Outside Director Stock Option Plan, dated January 15, 1999. Incorporated by reference to Exhibit 10.13 that accompanies the 1998 Annual Report on Form 10-K.

10.8*	Commercial Bankshares, Inc., Amendment to 1994 Performance Stock Option Plan dated January 15, 1999. Incorporated by reference to Exhibit 10.14 that accompanies the 1998 Annual Report on Form 10-K.

10.9*
Commercial Bankshares, Inc., 2004 Outside Director Stock Option Plan, approved by stockholders on April 20, 2004. Incorporated by reference to Appendix I of the Company’s 2004, Definitive Proxy Statement.

10.10*	Commercial Bankshares, Inc., 2004 Employee Stock Option Plan, approved by stockholders on April 20, 2004. Incorporated by reference to Appendix II of the Company’s 2004, Definitive Proxy Statement.

10.11
Commercial Bankshares, Inc., Standard Office Building Lease, dated December 10, 1996,  between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant). Incorporated by reference to Exhibit 10.12 that accompanies the 1997 Annual Report on Form 10-K.

10.12	Commercial Bankshares, Inc., Amendment to Standard Office Building Lease, dated June 21, 2006, between Promenade of Coral Springs, Inc. (Landlord) and Commercial Bank of Florida (Tenant). Incorporated by reference to Exhibit 10.1 that accompanies the September 30, 2006 Report on Form 10-Q.

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

10.15	Commercial Bankshares, Inc., Amendment to Standard Office Building Lease between Hallandale Place, Ltd., c/o Investment Management Associates, Inc. (Landlord) and Commercial Bank of Florida (Tenant), dated December 4, 2006 (filed herewith).

10.16
Commercial Bankshares, Inc., Standard Office Building Lease between Hallandale Place, Ltd., c/o Investment Management Associates, Inc. (Landlord) and Commercial Bank of Florida (Tenant), dated January 25, 2002. Incorporated by reference to Exhibit 10.15 that accompanies the 2001 Annual Report on Form 10-K.

10.17
Commercial Bankshares, Inc., Standard Office Building Lease between HFJ, LLC, as beneficiary of the KLS Flamingo Land Trust (Landlord) and Commercial Bank of Florida (Tenant), dated 10/30/2002. Incorporated by reference to Exhibit 10.16 that accompanies the 2002 Annual Report on Form 10-K.

10.18	Agreement to provide Software and Services between Aurum Technology Inc, d/b/a Fidelity Integrated Financial Solutions and Commercial Bank of Florida, dated January 20, 2005. Incorporated by reference to Exhibit 10.17 that accompanies the 2005 Annual Report on Form 10K.

10.19	Agreement for Item Processing Services between Fiserv Solutions, Inc. and Commercial Bank of Florida, dated June 20, 2005. Incorporated by reference to Exhibit 10.18 that accompanies the 2005 Annual Report on Form 10K.

11.1
Computation of Earnings per Common and Common Equivalent  Share. Information required to be reported under this  exhibit is set forth on page 35 of the 2006 Annual Report and is incorporated herein by reference.

13.1**	2006 Annual Report to Shareholders of Commercial Bankshares, Inc.

21.1	Subsidiaries of the Company (filed herewith).

23.1	Consent of Crowe Chizek and Company LLC (filed herewith).

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith).

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

COMMERCIAL BANKSHARES, INC.

By:/s/ Joseph W. Armaly
Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
March 14, 2007

By:/s/ Barbara E. Reed
Barbara E. Reed
Executive Vice President and Chief Financial Officer
March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By:/s/ Joseph W. Armaly Joseph W. Armaly	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2007

By:/s/ Bruce P. Steinberger	President and Director	March 14, 2007
Bruce P. Steinberger

By:/s/ Barbara E. Reed	Executive Vice President and Chief Financial Officer	March 14, 2007
Barbara E. Reed

By:/s/ Cromwell A. Anderson	Director	March 14, 2007
Cromwell A. Anderson

By:/s/ Robert Namoff	Director	March 14, 2007
Robert Namoff

By:/s/ Sherman Simon	Director	March 14, 2007
Sherman Simon

By:/s/ Michael W. Sontag	Director	March 14, 2007
Michael W. Sontag

By:/s/ Martin Yelen	Director	March 14, 2007
Martin Yelen