Form 10-Q
period 2007-03-31
COMMERCIAL BANKSHARES INC
filed 2007-05-09
CIK 354562

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

Commission File Number 033-67254

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
Yes ☐ No ☑

On May 1, 2007 there were 6,221,782 shares of common stock (par value $.08 per share) outstanding.

TABLE OF CONTENTS

Description		Page No.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2007 and 2006 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4

	Notes To Condensed Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION
Item 1A.	Risk Factors	13

Item 6.	Exhibits	13

Signatures		13

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and December 31, 2006
(Dollars in thousands, except share data)

	3/31/2007	12/31/2006
Assets:	(Unaudited)
Cash and due from banks	$16,131	$21,803
Interest-bearing due from banks and other	35	193
Federal funds sold	59,988	2,853
Total cash and cash equivalents	76,154	24,849

Investment securities available for sale, at fair value (cost of $195,061 in 2007 and $227,488 in 2006)	198,692	230,727
Investment securities held to maturity, at cost (fair value of $144,505 in 2007 and $142,931 in 2006)	148,863	148,957
Loans, net of allowance of $5,983 in 2007 and $6,001 in 2006	588,271	604,896
Premises and equipment, net	12,060	12,008
Accrued interest receivable	5,931	7,533
Other assets	6,658	6,391
Total assets	$1,036,629	$1,035,361

Liabilities and stockholders' equity:
Deposits:
Demand	$152,361	$152,919
Interest-bearing checking	81,813	89,017
Money market	71,353	73,803
Savings	26,085	26,684
Time	506,744	498,811
Total deposits	838,356	841,234

Securities sold under agreements to repurchase	97,945	100,005
Accrued interest payable	1,558	1,557
Accounts payable and accrued liabilities	3,803	2,338
Total liabilities	941,662	945,134

Stockholders' equity:
Common stock, $.08 par value, 15,000,000 authorized shares, 6,776,557 issued (6,615,210 in 2006) and 6,221,782 outstanding (6,060,435 in 2006)	542	529
Additional paid-in capital	52,287	49,533
Retained earnings	46,443	44,711
Accumulated other comprehensive income	2,463	2,222
Treasury stock, 554,775 shares, at cost	(6,768)	(6,768)
Total stockholders' equity	94,967	90,227
Total liabilities and stockholders' equity	$1,036,629	$1,035,361

The accompanying notes are an integral part of these condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2007 and 2006
(Dollars in thousands, except share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$11,154	$9,238
Interest on investment securities	4,326	4,690
Interest on federal funds sold and other	363	467
Total interest income	15,843	14,395

Interest expense:
Interest on deposits	6,773	5,181
Interest on securities sold under agreements to repurchase	949	602
Total interest expense	7,722	5,783
Net interest income	8,121	8,612
(Benefit) Provision for loan losses	(19)	110
Net interest income after (benefit) provision	8,140	8,502

Non-interest income:
Service charges on deposit accounts	478	443
Other fees and service charges	159	164
Securities gains, net	110	44
Total non-interest income	747	651

Non-interest expense:
Salaries and employee benefits	2,750	2,963
Occupancy	423	378
Data processing	288	290
Furniture and equipment	188	224
Insurance	99	98
Professional fees	34	67
Other	535	504
Total non-interest expense	4,317	4,524

Income before income taxes	4,570	4,629
Provision for income taxes	1,531	1,575
Net income	3,039	3,054

Earnings per common and common equivalent share:
Basic	$.50	$.51
Diluted	$.48	$.49
Weighted average number of shares and common equivalent shares:
Basic	6,108,887	6,021,426
Diluted	6,369,091	6,285,512

The accompanying notes are an integral part of these condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)

	Three months ended March 31,

	2007	2006

Net income	$3,039	$3,054

Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) arising during the period (net of tax expense (benefit) of $194 in 2007 and ($516) in 2006)	309	(821)
Reclassification adjustment for gains realized in net income	(68)	(27)
Other comprehensive income (loss)	241	(848)

Comprehensive income	$3,280	$2,206

The accompanying notes are an integral part of these condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2007 and 2006
(In thousands)
(Unaudited)
	2007	2006
Cash flows from operating activities:
Net income	$3,039	$3,054
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit) provision for loan losses	(19)	110
Depreciation, amortization and accretion, net	179	205
Gain on sale of investment securities, net	(110)	(44)
Stock based compensation expense	41	38
Change in accrued interest receivable	1,602	1,519
Change in other assets	(267)	(581)
Change in accounts payable and accrued liabilities	1,278	1,214
Change in accrued interest payable	1	51
Net cash provided by operating activities	5,744	5,566

Cash flows from investing activities:
Proceeds from maturities of investment securities available for sale	9,775	10,500
Proceeds from repayments of mortgage backed securities available for sale	1,548	1,775
Proceeds from repayments of mortgage backed securities held to maturity	95	139
Proceeds from sales of investment securities available for sale	21,186	9,070
Net change in loans	16,644	(45,423)
Purchases of premises and equipment	(202)	(340)
Net cash used in investing activities	49,046	(24,279)

Cash flows from financing activities:
Net change in demand, savings, interest-bearing checking and money market accounts	(10,811)	(10,211)
Net change in time deposit accounts	7,933	24,872
Net change in securities sold under agreements to repurchase	(2,060)	(3,138)
Dividends paid	(1,273)	(1,201)
Income tax benefit from stock option exercises	-	209
Proceeds from exercise of stock options	2,726	375
Net cash provided by financing activities	(3,485)	10,906

Increase (decrease) in cash and cash equivalents	51,305	(7,807)
Cash and cash equivalents at beginning of period	24,849	92,540
Cash and cash equivalents at end of period	76,154	84,733

Supplemental disclosures:
Interest paid	$7,721	$5,735

Income taxes paid	$259	$264

The accompanying notes are an integral part of these condensed consolidated financial statements

COMMERCIAL BANKSHARES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These financial statements and the footnotes thereto should be read in conjunction with the annual consolidated financial statements for the year ended December 31, 2006 for Commercial Bankshares, Inc. (the "Company").

All material intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of the financial statements. Those adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the statements of financial condition and revenues and expenses for the periods covered. Actual results could differ from those estimates and assumptions.

2. MERGER AGREEMENT

On January 23, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with The Colonial BancGroup, Inc., a Delaware corporation (“Colonial”), whereby the Company will merge with and into Colonial, with Colonial remaining as the surviving corporation (“Merger”).

The Merger Agreement provides that at the closing of the Merger, the Company's shareholders will have their shares canceled and converted into the right to receive either $49.00 in cash or 2.0214 shares of Colonial common stock, par value $2.50 per share, or any combination thereof at the election of each shareholder, provided that the aggregate cash consideration is fixed at 50% of the number of outstanding shares of the Company's common stock times $49.00. Accordingly, each shareholder's election is subject to adjustment, on a pro rata basis, to the extent of an aggregate overelection or underelection of cash.

Outstanding employee stock option plan and performance stock option plan options to purchase the Company’s common stock, if not earlier exercised within 30 days from notice to the option holders of an acceleration event under such plans, shall have the right to receive $49.00 in cash less the exercise price thereof, as provided in the Merger Agreement. Holders of outstanding outside director stock option plan options have agreed that their options shall have the right to receive $49.00 cash.

The Merger Agreement contains representations and warranties of each of the Company and Colonial, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Merger Agreement, (d) no conflicts, (e) financial statements and absence of undisclosed liabilities, (f) absence of certain changes, (g) SEC filings, (h) compliance with applicable laws, (i) consents, (j) absence of litigation, (k) absence of regulatory communications, (l) title of assets, and as to the Company in particular, (m) leases and ownership of real properties, (n) employee benefits matters, and (o) environmental matters.

The Company has agreed to continue to operate its business in the ordinary course prior to the closing of the Merger. Each party has agreed to take all commercially reasonable action to consummate the Merger as soon as practicable. The Company is permitted to continue paying its quarterly dividends not to exceed $0.21 per share pending consummation of the Merger.

The obligations of the Company and Colonial to consummate the Merger are subject to closing conditions, including, among others, the existence of an effective registration statement covering the shares of Colonial common stock to be issued as part of the Merger consideration, the receipt of a favorable opinion from Price Waterhouse Coopers LLP or other reputable accounting firm that the transaction qualifies as a reorganization under Section 368 of the Internal Revenue Code, regulatory approvals, and approval from the Company’s shareholders. The obligations of the Company are further conditioned on the shares of Colonial common stock to be issued as part of the Merger consideration being listed on the New York Stock Exchange, and that Colonial shall not have suffered a material adverse effect since September 30, 2006. The obligations of Colonial to consummate the Merger are subject to closing conditions, including, that the Company shall not have suffered a material adverse effect since September 30, 2006.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of the Company and Colonial; (ii) by either the Company or Colonial if the closing has not occurred by October 31, 2007; (iii) subject to a 30-day cure period, by either the Company or Colonial if the other party has breached any of its covenants or representations and warranties in any material respect; or (iv) automatically, if the Company accepts in writing an alternate acquisition proposal triggering Colonial's right to a termination fee.

3. STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), that requires companies to expense the value of employee stock purchase plans, stock option grants and similar awards at the beginning of their next fiscal year that begins after June 15, 2005 and requires the use of either the modified prospective or the modified retrospective application method. The Company adopted SFAS 123R on January 1, 2006 under the modified prospective method. The modified prospective method requires the application of SFAS 123R to new awards and to awards modified, repurchased, or canceled after the effective date.  Additionally, compensation cost for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in salaries and benefits for employee options and in other expenses for director options on a straight line basis over the vesting period.

The Company’s stock-based compensation expense consists solely of expense related to stock options. The Company generally grants stock options to employees and directors at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options vest immediately for directors and after one year for employees and expire 10 years from the date of the award.

During the three months ended March 31, 2007, the Company recognized approximately $41,000 of stock-based compensation expense, as compared to $38,000 for the first three months of 2006.  No tax related benefits were recorded for the first quarter of 2007 or 2006.

The table below presents information related to stock options activity for the three months ended March 31, 2007 and 2006 (in thousands):
	Three months ended March 31,
	2007	2006
Total intrinsic value of stock options exercised	$5,303	$1,089
Cash received from stock option exercises	2,726	375
Gross income tax benefit from the exercise of stock options	-	209

A summary of stock option activity for the three months ended March 31, 2007 is as follows:
	Number of Options	Weighted-Average Exercise Price	Weighted-Average Contractual Term	Aggregate Intrinsic Value (000s)
Options outstanding, January 1, 2007	587,106	$18.48
Options granted	-	-
Option forfeited	(1,000)	35.18
Options exercised	(161,347)	16.89
Options outstanding, March 31, 2007	424,759	$19.06	4.4 years	$12,667
Options exercisable, March 31, 2007	424,759	$19.06	4.4 years	$12,667

Common stock issued upon exercise of stock options are newly-issued shares.  At March 31, 2007, options to purchase 195,500 shares were available for grant under the Company's Stock Option Plans.

Stock-based compensation expense was calculated using the Modified Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.61%

Expected option life	6.0

Expected stock price volatility	21.59%

Dividend yield	2.27%

Weighted average fair value of options	$8.20

4. PER SHARE DATA

Earnings per share disclosures have been computed by dividing net income by the weighted average number of shares of common stock outstanding (basic earnings per share) and by the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents outstanding (diluted earnings per share). Common stock equivalents include all outstanding stock options, using the treasury stock method.

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount

Basic EPS	$3,039	6,109	$.50	$3,054	6,021	$.51

Effect of Dilutive Options	-	260	(.02)	-	265	(.02)

Diluted EPS	$3,039	6,369	$.48	$3,054	6,286	$.49

For the three months ended March 31, 2006, options to purchase 31,000 shares of common stock at $38.85 per share were outstanding, which were not included in the computation of diluted earnings per share because they were antidilutive.  All outstanding options for the three months ended March 31, 2007 were included in the computation of diluted earnings per share.

5. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108").  Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  The adoption of this statement did not have an effect on the financial statements of the Company.

The Company adopted FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" as of January 1, 2007. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.  The Company and its subsidiary are subject to U.S. federal income tax as well as income tax of the state of Florida.  The Company is no longer subject to examination by taxing authorities for years before 2002.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets," which amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."  SFAS No. 156 requires an entity to separately recognize servicing assets and servicing liabilities and to report these balances at fair value upon inception.  Future methods of assessing values can be performed using either the amortization or fair value measurement techniques.  Adoption of SFAS No. 156 was required for transactions occurring in fiscal years beginning after September 15, 2006.  The adoption of this standard did not have a material effect on the financial statements of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated results of operations and financial condition should be read in conjunction with the unaudited interim consolidated financial statements and the related notes included herein and the consolidated financial statements for the year ended December 31, 2006 appearing in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

MERGER AGREEMENT

On January 23, 2007, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with The Colonial BancGroup, Inc., a Delaware corporation (“Colonial”), whereby the Company will merge with and into Colonial, with Colonial remaining as the surviving corporation (“Merger”).

The Merger Agreement provides that at the closing of the Merger, the Company's shareholders will have their shares canceled and converted into the right to receive either $49.00 in cash or 2.0214 shares of Colonial common stock, par value $2.50 per share, or any combination thereof at the election of each shareholder, provided that the aggregate cash consideration is fixed at 50% of the number of outstanding shares of the Company's common stock times $49.00. Accordingly, each shareholder's election is subject to adjustment, on a pro rata basis, to the extent of an aggregate overelection or underelection of cash.

Outstanding employee stock option plan and performance stock option plan options to purchase the Company’s common stock, if not earlier exercised within 30 days from notice to the option holders of an acceleration event under such plans, shall have the right to receive $49.00 in cash less the exercise price thereof, as provided in the Merger Agreement. Holders of outstanding outside director stock option plan options have agreed that their options shall have the right to receive $49.00 cash.

The Merger Agreement contains representations and warranties of each of the Company and Colonial, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capitalization, (c) the authorization, performance and enforceability of the Merger Agreement, (d) no conflicts, (e) financial statements and absence of undisclosed liabilities, (f) absence of certain changes, (g) SEC filings, (h) compliance with applicable laws, (i) consents, (j) absence of litigation, (k) absence of regulatory communications, (l) title of assets, and as to the Company in particular, (m) leases and ownership of real properties, (n) employee benefits matters, and (o) environmental matters.

The Company has agreed to continue to operate its business in the ordinary course prior to the closing of the Merger. Each party has agreed to take all commercially reasonable action to consummate the Merger as soon as practicable. The Company is permitted to continue paying its quarterly dividends not to exceed $0.21 per share pending consummation of the Merger.

The obligations of the Company and Colonial to consummate the Merger are subject to closing conditions, including, among others, the existence of an effective registration statement covering the shares of Colonial common stock to be issued as part of the Merger consideration, the receipt of a favorable opinion from Price Waterhouse Coopers LLP or other reputable accounting firm that the transaction qualifies as a reorganization under Section 368 of the Internal Revenue Code, regulatory approvals, and approval from the Company’s shareholders. The obligations of the Company are further conditioned on the shares of Colonial common stock to be issued as part of the Merger consideration being listed on the New York Stock Exchange, and that Colonial shall not have suffered a material adverse effect since September 30, 2006. The obligations of Colonial to consummate the Merger are subject to closing conditions, including, that the Company shall not have suffered a material adverse effect since September 30, 2006.

The Merger Agreement may be terminated at any time prior to the closing, as follows: (i) by mutual written consent of the Company and Colonial; (ii) by either the Company or Colonial if the closing has not occurred by October 31, 2007; (iii) subject to a 30-day cure period, by either the Company or Colonial if the other party has breached any of its covenants or representations and warranties in any material respect; or (iv) automatically, if the Company accepts in writing an alternate acquisition proposal triggering Colonial's right to a termination fee.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

The Company's net income for the three months ended March 31, 2007, was $3.04 million, as compared to to net income for the same three month period ended March 31, 2006 of $3.05 million. Basic and diluted earnings per share were $.50 and $.48, respectively, for the three months ended March 31, 2007, as compared to $.51 and $.49, respectively, for the three months ended March 31, 2006.

The Company's first quarter tax-equivalent net interest income decreased 6% to $8.36 million, from $8.87 million in the first quarter in 2006. The tax-equivalent net interest yield for the three months ended March 31, 2007 was 3.43%, as compared to 3.72% for the same period in 2006. The decrease in the net interest yield is the result of the Bank's liability sensitive position whereby interest expense on deposits continued to rise at a rate faster than interest income.  The net interest margin has been calculated on a tax-equivalent basis, which includes an adjustment for interest on tax-exempt securities.

Non-interest income increased by $96,000, or 15%, for the first quarter of 2007, as compared to the corresponding period in 2006.  The increase in the first quarter is primarily due to gains on sale of investment securities of $110,000.

Non-interest expense for the first quarter of 2007 decreased $207,000, or 5% from the same quarter in 2006, due primarily to a decrease in salaries and employee benefits.  Salaries and employee benefits decreased $213,000, or 7%, due to a reduction in staff from 193 full time equivalent employees in the first quarter 2006 to 182 full time equivalent employees at March 31, 2007.

The effective income tax rate, which includes both federal and state income taxes, was level at 34% for both of the three months ended March 31, 2007 and 2006.

Company management continually reviews and evaluates the allowance for loan losses. In evaluating the adequacy of the allowance for loan losses (“allowance”), management considers the results of its methodology, along with other factors such as the amount of non-performing loans and the economic conditions affecting the Company's markets and customers. The allowance was $5.98 million at March 31, 2007, as compared with $6.00 million at December 31, 2006.  For the three months ended March 31, 2007, the allowance was decreased with a benefit for loan losses of $19,000 and increased by approximately $2,000 in net recoveries. For the three months ended March 31, 2006, the allowance was increased with a provision for loan losses of $110,000 and increased by approximately $7,000 in net recoveries. The allowance as a percentage of total loans has increased slightly to 1.00% at March 31, 2007, from .98% at December 31, 2006. Based on the nature of the loan portfolio and prevailing economic factors, management believes that the current level of the allowance is sufficient to absorb probable losses in the loan portfolio.

The Bank primarily grants loans for which South Florida real estate is the collateral.  As of March 31, 2007, approximately 94% of loans had real estate as the primary or secondary component of collateral.

The Company had three non-accrual loans totalling $166,000 at March 31, 2007.  If these loans were not non-accrual, an additional $3,000 in interest would have been earned for the first quarter of 2007.  There were no non-accrual loans at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to maintain cash flow requirements to meet immediate and ongoing future needs for loan demand, deposit withdrawals, maturing liabilities, and expenses. In evaluating actual and anticipated needs, management seeks to obtain funds at the most economical cost. Management believes that the current level of liquidity is sufficient to meet future funding requirements.

For banks, liquidity represents the ability to meet both loan commitments and withdrawals of deposited funds. At March 31, 2007, loan commitments totaled $87 million. Funds to meet these needs can be obtained by converting liquid assets to cash or by attracting new deposits or other sources of funding. Many factors affect a bank's ability to meet liquidity needs. The Bank's principal sources of funds are deposits, repurchase agreements, payments on loans, maturities and sales of investments. As an additional source of funds, the Bank has credit availability with the Federal Home Loan Bank amounting to $155 million, and lines of credit available at correspondent banks amounting to $20 million as of March 31, 2007.

The Bank's primary use of funds is to originate loans and purchase investment securities.  During the three months ended March 31, 2007, proceeds from sales, maturities and prepayment of investment securities totaled $33 million, and loans decreased by $17 million, which was partially offset by a decrease in deposits and repurchase agreements of $5 million.

In accordance with risk-based capital guidelines issued by the Federal Reserve Board, the Company and the Bank are each required to maintain a minimum ratio of total capital to risk weighted assets of 8%. Additionally, all bank holding companies and member banks must maintain "core" or "Tier 1" capital of at least 3% of total assets ("leverage ratio"). Member banks operating at or near the 3% capital level are expected to have well diversified risks, including no undue interest rate risk exposure, excellent control systems, good earnings, high asset quality, high liquidity, and well managed on- and off-balance sheet activities, and in general be considered strong banking organizations with a composite 1 rating under the CAMELS rating system of banks. For all but the most highly rated banks meeting the above conditions, the minimum leverage ratio is to be 3% plus an additional 100 to 200 basis points. The Tier 1 Capital, Tier 2 Capital, and Leverage Ratios of the Company were 13.29%, 14.50%, and 8.86%, respectively, as of March 31, 2007.

CRITICAL ACCOUNTING POLICIES

The Company's critical accounting policies are disclosed on page 18 of its 2006 Annual Report under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations, which report is filed with the Annual Report on Form 10-K for the year ended December 31, 2006. On an on-going basis, the Company evaluates its estimates and assumptions, including those related to valuation of the loan portfolio. Since the date of the 2006 Annual Report, there have been no material changes to the Company’s critical accounting policies.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended), representing the Company's expectations and beliefs concerning future events. The actual results of the Company could differ materially from those indicated by forward-looking statements because of various risks and uncertainties, including, without limitation, the Company's effective and timely initiation and development of new client relationships, the maintenance of existing client relationships and programs, the recruitment and retention of qualified personnel, possible or proposed products, branch offices, or strategic plans, the ability to increase sales of Company products and to increase deposits, the adequacy of cash flows from operations and available financing to fund capital needs and future growth, changes in management's estimate of the adequacy of the allowance for loan losses, changes in the overall mix of the Company's loan and deposit products, the impact of repricing and competitors' pricing initiatives on loan and deposit products as well as other changes in competition, the extent of defaults, the extent of losses given such defaults, the amount of lost interest income that may result in the event of a severe recession, the status of the national economy and the South Florida economy in particular, the impact that changing interest rates have on the Company's net interest margin, changes in governmental rules and regulations applicable to the Company and other risks in the Company's filings with the Securities and Exchange commission. The Company cautions that its discussion of these matters is further qualified, as these risks and uncertainties are beyond the ability of the Company to control. In many cases, the Company cannot predict the risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements.

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

The Bank uses interest rate sensitivity or GAP analysis to monitor the amount and anticipated timing of balances exposed to changes in interest rates. The GAP analysis is not relied upon solely to determine future reactions to interest rate changes because it is presented at one point in time and could change significantly from day-to-day. Other methods such as simulation analysis are utilized in evaluating the Bank's interest rate risk position. The table presented below shows the Bank’s GAP analysis at March 31, 2007. Management's assumptions reflect the Bank's estimate of the anticipated repricing sensitivity of non-maturity deposit products.

INTEREST RATE SENSITIVITY ANALYSIS
(Dollars in Thousands)

	Anticipated Term to Repricing
				Over 1 Year
	90 Days	91-181	182-365	& Non-rate
	or Less	Days	Days	Sensitive	Total
Interest-earning assets:
Interest-bearing due from banks	$2,738	$-	$-	$-	$2,738
Federal funds sold	59,988	-	-	-	59,988
Investment securities (1)	3,968	13,400	30,473	294,401	342,242
Gross loans (excluding non-accrual)	164,308	71,966	118,992	239,600	594,866
Total interest-earning assets	$231,002	$85,366	$149,465	$534,001	$999,834

Interest-bearing liabilities:
Interest-bearing checking	$-	$-	$-	$81,813	$81,813
Money market	71,353	-	-	-	71,353
Savings	-	-	26,085	-	26,085
Time deposits	136,815	107,472	137,257	131,722	513,266
Borrowed funds	104,277	-	-	-	104,277
Total interest-bearing liabilities	$312,445	$107,472	$163,342	$213,535	$796,794

Interest sensitivity gap	$(81,443)	$(22,106)	$(13,877)	$320,466	$203,040

Cumulative gap	$(81,433)	$(103,549)	$(117,426)	$203,040

Cumulative ratio of interest-earning assets to interest-bearing liabilities	74%	75%	80%	125%
Cumulative gap as a percentage of total interest-earning assets	(8.1%)	(10.4%)	(11.7%)	20.3%
_______________________________
(1) Investment securities include equity investment in the Federal Reserve Board and Federal Home Loan Bank.

In the above table, savings accounts have been allocated to the “182-365 days” category and interest-bearing checking accounts have been allocated to the “over 1 year” category because management does not anticipate changes the rates on these products in an earlier period even if market conditions change. If all non-maturing deposits had been shown at their contractual term (90 days or less column), the cumulative gap as a percentage of total earning assets would have been -18.9%, -21.1%, -19.9% and 20.3% for 90 days or less, 91-181 days, 182-365 days and over 1 year, respectively.

The Bank uses simulation analysis to quantify the effects of various immediate parallel shifts in interest rates on net interest income over the next 12 month period. Such a "rate shock" analysis requires key assumptions which are inherently uncertain, such as deposit sensitivity, cash flows from investments and loans, reinvestment options, management's capital plans, market conditions, and the timing, magnitude and frequency of interest rate changes. As a result, the simulation is only a best-estimate and cannot accurately predict the impact of the future interest rate changes on net income. As of March 31, 2007, the Bank's simulation analysis projects a decrease to net interest income of -8.80%, assuming an immediate parallel shift downward in interest rates by 200 basis points. If rates rise by 200 basis points, the simulation analysis projects net interest income would increase by 1.91%. These projected levels are within the Bank's policy limits.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Company's management carried out an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defied in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There has not been any material change in the risk factor disclosure from that contained in the Company's 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANKSHARES, INC.

/s/ Joseph W. Armaly
Joseph W. Armaly
Chairman of the Board and Chief Executive Officer
(Duly Authorized Officer)
May 9, 2007

/s/ Barbara E. Reed
Barbara E. Reed
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 9, 2007